Form 10-Q
period 2004-09-30
RIGHTNOW TECHNOLOGIES INC
filed 2004-11-12
CIK 1111247

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

000-31321
(Commission File No.)

RIGHTNOW TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0503640
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Enterprise Boulevard
Bozeman, Montana 59718-9300
(Address of Principal Executive Offices) (Zip Code)

(406) 522-4200
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the regristrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of November 5, 2004 was 29,003,095.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RightNow Technologies, Inc.

Consolidated Balance Sheets

(In thousands) (Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$41,636	$8,360
Short-term investments	6,113	—
Accounts receivable	17,968	10,415
Term receivables, current	8,232	4,926
Allowance for doubtful accounts	(2,626)	(902)

Receivables, net	23,574	14,439

Prepaid expenses	1,265	509

Total current assets	72,588	23,308

Property and equipment, net	4,001	2,942
Term receivables, non-current	3,777	2,278
Intangible assets, net	963	623
Other	194	235

Total Assets	$81,523	$29,386

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Accounts payable	$2,046	$1,025
Commissions and bonuses payable	2,248	1,636
Other accrued liabilities	3,406	2,154
Current portion of long-term debt	15	1,390
Current portion of deferred revenue	32,796	26,127

Total current liabilities	40,511	32,332

Long-term debt, net of current portion	—	484
Deferred revenue, net of current portion	11,695	9,426
Redeemable convertible preferred stock	—	32,398
Stockholders' equity (deficit):
Common stock	29	15
Warrants	291	—
Additional paid-in capital	71,663	(912)
Accumulated other comprehensive income (loss)	(390)	73
Accumulated deficit	(42,276)	(44,430)

Total stockholders' equity (deficit)	29,317	(45,254)

Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)	$81,523	$29,386

See accompanying notes to consolidated financial statements.

RightNow Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Software, hosting and support	$12,976	$7,457	$35,405	$20,673
Professional services	3,450	1,763	8,640	4,598

Total revenue	16,426	9,220	44,045	25,271
Cost of revenue:
Software, hosting and support	1,729	1,342	4,944	3,904
Professional services	1,979	967	4,862	2,468

Total cost of revenue	3,708	2,309	9,806	6,372

Gross profit	12,718	6,911	34,239	18,899
Operating expenses:
Sales and marketing	8,055	5,389	22,940	14,487
Research and development	2,028	1,489	5,640	4,408
General and administrative	1,164	978	3,333	2,539

Total operating expenses	11,247	7,856	31,913	21,434

Income (loss) from operations	1,471	(945)	2,326	(2,535)
Interest and other income (expense), net	30	(65)	(80)	(217)

Income (loss) before income taxes	1,501	(1,010)	2,246	(2,752)
Provision for income taxes	(61)	—	(92)	(3)

Net income (loss)	$1,440	$(1,010)	$2,154	$(2,755)

Net income (loss) per share:
Basic	$.06	$(.07)	$.12	$(.19)
Diluted	$.05	$(.07)	$.08	$(.19)
Shares used in the computation:
Basic	23,734	14,448	17,963	14,420
Diluted	30,460	14,448	27,297	14,420

See accompanying notes to consolidated financial statements.

RightNow Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Common stock, warrants and additional paid-in capital
Balance at beginning of period	$(706)	$(973)	$(897)	$(972)
Issuance of common stock:
Initial public offering	40,138	—	40,138	—
Exercise of stock options	105	70	306	75
Repurchase of common stock	—	—	(2)	—
Conversion of preferred stock and warrants to common stock	32,446	—	32,446	—
Accretion of Series A and B preferred stock to redemption value	—	(3)	(8)	(9)

Balance at end of period	$71,983	$(906)	$71,983	$(906)

Accumulated other comprehensive income (loss) and accumulated deficit
Balance at beginning of period	$(44,076)	$(42,054)	$(44,357)	$(40,319)
Net income (loss)	1,440	(1,010)	2,154	(2,755)
Other comprehensive income:
Unrealized gain (loss) on short-term investments	(3)	—	(3)	—
Translation adjustments	(27)	20	(460)	30

Balance at end of period	$(42,666)	$(43,044)	$(42,666)	$(43,044)

See accompanying notes to consolidated financial statements.

RightNow Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$2,154	$(2,755)
Non-cash adjustments:
Depreciation and amortization	2,081	1,876
Provisions for losses on accounts receivable	551	511
Other	(1)	45
Changes in operating accounts:
Receivables	(11,094)	(4,273)
Prepaid expenses	(1,141)	(180)
Accounts payable	367	757
Commissions and bonuses payable	598	106
Other accrued liabilities	1,183	397
Deferred revenue	9,217	7,390
Other	(497)	(363)

Cash provided by operating activities	3,418	3,511

Investing activities:
Purchase of short-term investments	(6,113)	—
Acquisition of property and equipment	(2,623)	(1,093)
Acquisition of intangible assets	(501)	(150)
Other	1	18

Cash used for investing activities	(9,236)	(1,225)

Financing activities:
Proceeds from long-term debt	1,675	865
Proceeds from line of credit	—	3,700
Proceeds from issuance of common stock:
Initial public offering	41,773	—
Less costs of initial public offering	(1,086)	—
Employee stock options	306	75
Repurchase of common stock	(2)	—
Payments on long-term debt	(3,573)	(1,039)
Payments on line of credit	—	(5,700)

Cash provided (used) for financing activities	39,093	(2,099)

Effect of foreign exchange rates on cash and cash equivalents	1	69

Increase (decrease) in cash and cash equivalents	33,276	256
Cash and cash equivalents at beginning of period	8,360	8,038

Cash and cash equivalents at end of period	$41,636	$8,294

See accompanying notes to consolidated financial statements.

RightNow Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1)   Business Description and Basis of Presentation

Business Description

        RightNow Technologies, Inc. (the "Company" or "RightNow") is a leading provider of on-demand customer relationship management ("CRM") software solutions. The Company's comprehensive products and services, and commitment to customer success, are designed to deliver high returns on investment for its customers. More than 1,100 organizations worldwide use RightNow solutions. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in North America, Europe and Asia. The Company operates in one segment, which is the customer relationship management market.

Basis of Presentation

        The accompanying interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Amendment No. 5 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 5, 2004.

        The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Registration Statement and include all adjustments necessary for the fair presentation of the Company's financial position at September 30, 2004, its results of operations and its cash flows for the three and nine month periods ended September 30, 2003 and 2004. The interim period results are not necessarily indicative of the results to be expected for the full year.

        The preparation of financial statements in conformance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an on-going basis. Significant estimates and assumptions made by management include revenue recognition, valuation allowances for trade receivables and deferred income tax assets, and fair values of short-term investments, property and equipment and intangible assets.

(2)   Initial Public Offering of Common Stock

        In August 2004 the Company completed the sale of 6.4 million shares of common stock, including the underwriters' exercise of an over-allotment option, at a public offering price of $7.00 per share. Net proceeds from the offering were $40.1 million after deducting underwriters' commissions and other expenses. Outstanding shares of Series A and Series B redeemable convertible preferred stock were converted into shares of common stock, on a one-for-one basis, at the closing of the offering. In addition, warrants to acquire shares of redeemable, convertible preferred stock were converted into warrants to acquire common stock.

(3)   Reverse Stock Split

        In July 2004 the Company completed a two-for-three reverse stock split. All share information in this quarterly report has been adjusted to reflect the reverse split.

(4)   Certain Risks and Concentrations

        The Company's revenue is derived from the license, hosting and support of its software products and provision of related professional services. The market in which the Company operates is highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company's operating results. The Company has historically derived a majority of its revenue from customer service software solutions. These products are expected to continue to account for a significant portion of revenue for the foreseeable future. As a result of this revenue concentration, the Company's business could be harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets to these products, increased price competition or a failure by the Company to keep up with technological change.

        The Company's customers are worldwide with approximately 75% of sales in the United States. No individual customer accounted for more than 10% of the Company's revenue in 2003 or the first nine months of 2004, or represented more than 10% of receivables at December 31, 2003 or September 30, 2004.

        As of September 30, 2004 and December 31, 2003, assets located outside the United States were 7% and 27% of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$12,421	$6,148	$32,564	$18,945
Europe	3,188	2,305	9,184	4,791
Asia Pacific	817	767	2,297	1,535

	$16,426	$9,220	$44,045	$25,271

        The loss from operations outside the United States totaled $2.0 million for the nine months ended September 30, 2004 and $1.6 million for the nine months ended September 30, 2003.

(5)   Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

(6)   Short-term Investments

        Short-term investments in debt and equity securities are classified as available for sale and are recorded at fair market value. Market values are determined based on quotations from national exchanges. Realized gains and losses are included in income. Unrealized gains and losses (excluding other-than-temporary impairments), net of tax, are recorded to Other Comprehensive Income, a component of stockholders' equity.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. If the cost of an investment is less than its fair value, we evaluate, among other factors, general market conditions, the duration and extent that cost is less than fair value, as well as our ability and intent to hold the investment. We also consider specific adverse conditions of the investee, including industry and sector performance, operational and cash flow factors and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

(7)   Net Income (Loss) Per Share

        A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding for basic net income (loss) per share	23,734	14,448	17,963	14,420
Effect of dilutive securities:
Convertible preferred stock	2,843	—	5,781	—
Employee stock options	3,825	—	3,524	—
Warrants	58	—	29	—

Weighted average shares outstanding for dilutive net income (loss) per share	30,460	14,448	27,297	14,420

        The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Convertible preferred stock	—	7,265	—	7,265
Employee stock options	243	5,085	681	5,085
Warrants	—	101	—	101

(8)   Equity-Based Compensation

        The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding results of operations has been determined as if the Company had accounted for its stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average risk free rate	3.56%	3.12%	3.44%	2.88%
Expected term	5 yrs	5 yrs	5 yrs	5 yrs
Volatility	78%	0%	0% - 100%	0%
Dividend yield	0%	0%	0%	0%

        Had the Company recorded compensation expense in accordance with SFAS No. 123, net income (loss) would have been (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$1,440	$(1,010)	$2,154	$(2,755)
Less equity-based compensation	(205)	(91)	(624)	(268)

Pro forma net income (loss)	$1,235	$(1,101)	$1,530	$(3,023)

Net income (loss) per share:
Basic:
As reported	$.06	$(.07)	$.12	$(.19)
Pro forma	.05	(.08)	.09	(.21)
Diluted:
As reported	$.05	$(.07)	$.08	$(.19)
Pro forma	.04	(.08)	.06	(.21)

        From time to time the Company grants to certain of its consultants options to purchase stock. The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (EITF 96-18), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.

(9)   Commitments and Contingencies

Warranties and Indemnification

        The Company's on-demand application service is typically warranted to perform in accordance with its user documentation.

        The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party's intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

        The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their license agreements in the event that the Company fails to meet those levels. To date, the Company has not provided credits, or cancelled any agreements related to these service level agreements.

        The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by the Company, arising out of that person's services as the Company's director of officer or that person's services provided to any other company or enterprise at the Company's request.

Litigation

        From time to time, the Company is involved in legal proceedings arising in the normal course of business. For those pending and threatened matters in which the Company is the defendant, it is the opinion of management, after consultation with legal counsel, that the disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

(10) Income Taxes

        In conjunction with filing its 2003 income tax return in September 2004, the Company elected to change its method of tax accounting for prepaid, term license agreements in accordance with the provisions of IRS Revenue Procedure 2004-34. The election allows the deferral of income over the term of the agreements, subject to certain limitations. The tax accounting change has no effect on the Company's overall current or deferred income tax assets or liabilities, but it does increase net operating loss carry-forwards and decrease deductible timing differences by a like amount. The Company's deferred tax components as of December 31, 2003, before and after the IRS election, are provided below (in thousands):

	At December 31, 2003
	Before Election	Revised for Rev. Proc. 2004-34
Deferred tax assets:
Deferred revenue	$10,686	$2,292
Net operating loss carry forwards	5,899	14,293
Tax credits	734	734
Other	553	553

Total deferred tax assets	17,872	17,872
Less valuation allowance	(17,440)	(17,440)

Net deferred tax assets	432	432
Deferred tax liabilities:
Fixed assets and intangibles	(151)	(151)
Other	(281)	(281)

Total deferred tax liabilities	(432)	(432)

Net deferred tax assets/(liabilities)	$—	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports and documents filed with the Securities and Exchange Commission, or SEC, including our Registration Statement on Form S-1 and subsequent reports on Forms 10-Q, 10-K and 8-K, which discuss our business in greater detail.

        The section entitled "Risk Factors" set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

        All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, the impact of tax accounting elections, and management's future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, risks associated with our business model; our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the gain or loss of key customers; competitive pressures and other factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the rate at which our present and future customers adopt our existing and future products and services; our ability to expand operations; possible fluctuations in our operating results including our revenue mix and our rate of growth; interruptions or delays in our hosting operations; breaches of our security measures; our ability to expand, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled "Risk Factors." These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

        We are a leading provider of on-demand solutions for the customer relationship management ("CRM") market. We offer a full suite of solutions to address the customer service, sales and marketing requirements of large, medium and small enterprises.

        We released our initial version of RightNow Service in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Metrics and RightNow Locator. In 2003, we introduced an e-mail marketing automation solution, RightNow Outbound. In October 2004, we introduced RightNow CRM 7.0, an integrated solution for customer service, sales and marketing organizations. To date, over 90% of our revenue has been generated from sales of RightNow Service.

        Our client base currently consists of more than 1,100 active clients. During the nine months ended September 30, 2004 our products served more than 352 million customer interactions, or unique sessions hosted by our solutions. Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities. The percentage of clients electing the hosted option was 86% at September 30, 2004, an increase from approximately 50% at December 31, 1999. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

        Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services. Our term license agreements, which are generally two years in length but can range from six months to four years, include our software and related upgrades, hosting and support for the term of the agreement. The majority of our revenue in each of our last three years and the nine months ended September 30, 2004 was derived from two-year term license agreements. We also offer monthly term license agreements that contain a minimum commitment period of at least 12 months and include our software and related upgrades, hosting and support. Perpetual licenses are typically sold with annual maintenance contracts that include upgrades, hosting and support.

        Hosting and support agreements provide maintenance and management of our software at a third party facility, technical support for our software products, and unspecified product upgrades on a when and if available basis.

        Professional services revenue is comprised of revenue from consulting, education and development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices services consulting. Development services include customizations and integrations for a client's specific business application.

        License agreements for our software solutions are priced based upon the capacity required by each client, which is measured primarily by web pages served and user seats. A number of our agreements provide for additional fees for usage above established levels, which are billed and recognized into revenue when earned.

        Professional services, consisting of consulting, education and development services, are sold with initial license agreements and periodically over the client engagement. The average deployment time for our clients is 45 days. We typically invoice clients for the entire amount at the beginning of the agreement with payment generally due within 30 days for our term and perpetual license agreements, or due monthly for our monthly agreements. Our typical education courses are billed on a per person, per class basis.

        Depending on the size and complexity of the client project, our consulting or development services contracts are either fixed price/fixed scope or, less frequently, billed on a time and materials basis. We have determined that the professional services element of our software arrangements are not essential to the functionality of the software. We have also determined that our professional services: a) are available from other vendors; b) do not involve a significant degree of risk or unique acceptance criteria; and c) qualify for separate accounting as we have sufficient experience in providing such services.

Cost of Revenue and Operating Expenses

        Cost of Revenue.    Cost of revenue consists primarily of salaries and related expenses, third-party costs and depreciation relating to our hosting services, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, payroll taxes and employee benefits, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category.

        Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we were able to reduce hosting costs as a percentage of total revenue in 2003 and the first nine months of 2004, despite significant increases in the number of hosted clients and the level of customer interactions.

        As our client base and solutions usage grows, we intend to continue to invest additional resources in our hosting services, technical support and professional services. We expect our professional services costs to increase in absolute dollars as we increase our professional services as a percentage of total revenue. Because cost as a percentage of revenue is higher for professional services revenue than for software, hosting and support revenue, an increase in professional services as a percentage of total revenue reduces gross profit as a percentage of total revenue. During 2003 and the first nine months of 2004, increases in gross profit as a percentage of total revenue resulting from economies of scale in hosting and technical support were partially offset by increases in professional services as a percentage of total revenue.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead. We expense our sales commissions at the time the related sale is invoiced to the client and we recognize the majority of our revenue from our agreements ratably over the terms of the licenses. Accordingly, we generally experience a delay between increasing sales and marketing expenses and the recognition of corresponding revenue. We expect significant increases in sales and marketing expenses in absolute dollars as we hire additional sales and marketing personnel and increase the level of marketing activities.

        Research and Development Expenses.    Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. To date, we have not capitalized any software development costs because the timing of the commercial releases of our products has substantially coincided with the attainment of technological feasibility. As a result, research and development costs have been expensed as incurred. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the growth of our business. We anticipate that we will also incur additional employee salaries and related expenses, professional service fees and insurance costs related to the growth of our business and operations and transitioning of our business to meet the requirements of a public company.

Critical Accounting Policies and Estimates

        Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These assumptions are affected by management's application of accounting policies. Our critical accounting policies include: revenue recognition; valuation of receivables and deferred tax assets; and accounting for equity-based compensation.

        We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

        Software, hosting and support revenue is comprised of fees from term and perpetual licenses of the Company's software, hosting and support. To date we have not entered into an arrangement solely for the license of products and, therefore we have not demonstrated vendor specific objective evidence (VSOE) of fair value for the license element. Consequently, we recognize revenue for the fees associated with the term license and the related hosting and support ratably over the term of the agreement, which is generally two years, but can range between six months and four years. We have established VSOE for the annual hosting and support elements sold with each perpetual license based on the price paid when sold separately. Accordingly, we recognize revenue for each perpetual license using the residual method in accordance with Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.

        We begin to recognize revenue from the licensing, hosting and support of our products when all the following criteria are met: a) we have entered into a legally binding agreement with the client; b) our products and services have been delivered or made available to the client; c) our fee for providing the products and services is determinable; and d) we believe collection of our fee is reasonably probable.

        Amounts that have been invoiced to clients are recorded to accounts or term receivables and deferred revenue. Deferred revenue is then recognized into revenue when earned.

Allowance for doubtful accounts

        We regularly assess the collectibility of outstanding customer invoices and, in so doing, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer's current credit worthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer's ability to pay. Actual customer collections could differ from our estimates and exceed our related loss allowance.

Income Taxes

        We record income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

        We have established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on our lack of historical earnings on which to recover these deferred tax assets.

Equity-Based Compensation

        We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Option ("APB") No. 25, Accounting for Stock Issued to Employees. We make disclosure regarding employee stock-based compensation using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We have calculated the fair value of options granted and have determined the pro forma impact on net income (loss). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Results of Operations

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Software, hosting and support	79%	81%	80%	82%
Professional services	21	19	20	18

Total revenue	100	100	100	100
Cost of revenue:
Software, hosting and support	11	15	11	15
Professional services	12	10	11	10

Total cost of revenue	23	25	22	25

Gross profit	77	75	78	75
Operating expenses:
Sales and marketing	49	58	52	58
Research and development	12	16	13	17
General and administrative	7	11	8	10

Total operating expenses	68	85	73	85

Income (loss) from operations	9	(10)	5	(10)
Interest and other income (expense), net	—	(1)	—	(1)

Income (loss) before income taxes	9	(11)	5	(11)
Provision for income taxes	—	—	—	—

Net income (loss)	9%	(11)%	5%	(11)%

        The following table sets forth our on-demand customer interactions and percent of clients hosting and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Customer interactions (in millions)	140	63	352	172
Percentage of clients hosting	86%	85%	86%	85%
Revenue by type
Recurring (term licenses, hosting and support)	58%	67%	60%	68%
Perpetual licenses	21	14	20	14
Professional services	21	19	20	18
Revenue by geography in:
United States	76%	67%	74%	75%
Europe	19	25	21	19
Asia Pacific	5	8	5	6

Overview of Current Period and Outlook

        We generated our initial quarterly operating profits in the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. The September 2004 quarter represented our twenty-seventh consecutive quarter of revenue growth and our tenth consecutive quarter of positive cash flow from operations.

        Revenue for the nine months ended September 30, 2004 increased 74% over the comparable period in 2003. Gross profit for the nine months ended September 30, 2004 was 78% of total revenue, up from 75% of total revenue in the prior period. The improved revenue and gross profit in 2004 resulted in operating income of $2.2 million for the nine months ended September 30, 2004 as compared to an operating loss of $2.8 million for the similar period in 2003.

        The increase in revenue for the nine months ended September 30, 2004 over the comparable period in 2003 resulted primarily from higher revenue per client and growth in the number of our clients. Revenue per client improved primarily due to the release of broader product offerings that were launched in late 2003 and a corresponding increase in service offerings. During this period, we continued to invest in our operations by adding sales personnel to focus on new client acquisition, professional services personnel to support our solution offerings, and software developers to broaden and enhance our solution offerings.

        For the nine months ended September 30, 2004, we generated $3.4 million of cash from operations compared to $3.5 million of cash in the comparable 2003 period, and increased our deferred revenue to $44.5 million at September 30, 2004 from $32.2 million one year earlier. In the third quarter of 2004, we signed 88 new customers to bring our total active client base to 1,185, or 20% more than the 987 active clients at September 30, 2003.

        During the third quarter of 2004, we raised approximately $40.1 million through our initial public offering of common stock.

        As of September 30, 2004 we had an accumulated deficit of $42.3 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes. We intend to continue to invest in our sales and marketing activities, product development and business infrastructure. During periods of investment and growth, because the majority of expenses are recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses and, therefore, we anticipate nominal profitability in such periods.

Three and Nine Months Ended September 30, 2004 and 2003

Revenue

        Revenue for the three and nine months ended September 30, 2004 is as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenue	2004	2003	Percent Change	2004	2003	Percent Change
Software, hosting and support	$12,976	$7,457	74%	$35,405	$20,673	71%
Professional services	3,450	1,763	96	8,640	4,598	88

Total revenue	$16,426	$9,220	78%	$44,045	$25,271	74%

Software, hosting and support

        For the quarter ended September 30, 2004, software, hosting and support revenue increased 74% over the third quarter in 2003. The increase resulted primarily from a 45% increase in revenue per client and a 20% increase in the average number of clients. Revenue per client has grown primarily from increased usage of our solutions as measured by the number of customer interactions, which grew to 140 million for the quarter ended September 30, 2004 from 63 million in the comparable 2003 quarter. The increase in number of clients was primarily due to the addition over the last twelve months of sales representatives focused on new client acquisition. Perpetual license fee revenue represented 21% of total revenue in the quarter ended September 30, 2004 compared to 14% in the comparable 2003 quarter, which favorably impacted our revenue, gross profit and earnings.

        For the nine months ended September 30, 2004, software, hosting and support revenues increased 71% over the comparable period in 2003. The increase resulted from a 47% increase in revenue per client and a 16% increase in average number of clients. Revenue per client increased primarily due to higher usage of our solutions, and average number of clients increased from the addition of sales representatives focused on new client acquisition. Perpetual license fee revenue was 20% of total revenue for the nine months ended September 30, 2004 compared to 14% for the comparable period in 2003.

        The mix of perpetual license revenue affects our overall profitability in any given period since it is recorded into revenue in full upon delivery instead of being ratably recognized into revenue, as is the case with term licenses. Over the past eight quarters, perpetual license revenue has ranged between 12% and 23% of total revenue, and we expect perpetual license revenue to continue to fluctuate in future periods.

Professional services.

        For the quarter ended September 30, 2004, professional services revenue increased 96% over the third quarter of 2003. The increase resulted from a 63% increase in professional services revenue per client and a 20% increase in average number of clients. Revenue per client increased largely as a result of our focus on expanding service offerings provided in conjunction with the broader product offerings. In addition, we increased our professional services staff to 64 employees at September 30, 2004 from 36 employees one year earlier.

        For the nine months ended September 30, 2004, professional services revenue grew to represent 20% of total revenue as compared to 18% of total revenue in the comparable period in 2003 due to expanded service offerings.

        The mix of professional services revenue to total revenue will also affect our operating results from period-to-period, due to the lower gross profit earned on professional services revenue as compared to software, hosting and support revenue. We expect professional services revenue to continue to increase as a percent of total revenue in future periods.

Cost of Revenue

        Cost of revenue for the three and nine months ended September 30, 2004 is as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
Cost of revenue	2004	2003	Percent Change	2004	2003	Percent Change
Software, hosting and support	$1,729	$1,342	29%	$4,944	$3,904	27%
Professional services	1,979	967	105	4,862	2,468	97

Total cost of revenue	$3,708	$2,309	61%	$9,806	$6,372	54%

Software, hosting and support

        For the quarter ended September 30, 2004, cost of software, hosting and support revenue increased 29% over the comparable 2003 quarter. As a percent of the associated revenue, cost of software, hosting and support declined to 13% in the third quarter of 2004 from 18% in the prior year's quarter, primarily due to economies of scale achieved in providing hosting and support services over a broader base of customers.

        For the nine months ended September 30, 2004, cost of software, hosting and support declined as a percent of the associated revenue to 14% from 19% in the comparable 2003 period due to the economies of scale mentioned above. The increase in absolute dollars for the comparative nine month periods was primarily due to $336,000 of salaries and related costs for additional employees in our hosting and support operations, $302,000 of additional third party hosting service costs, and $187,000 of higher equipment depreciation and amortization expenses. We had 46 employees in our hosting and support group at September 30, 2004 as compared to 34 employees at September 30, 2003.

Professional services

        For the quarter ended September 30, 2004, professional services costs increased 105% over the comparable 2003 quarter. As a percent of the associated revenue, professional services costs grew to 57% in the 2004 quarter from 55% in the 2003 quarter. The growth in absolute dollars and as a percentage of revenue in the current quarter results from staff additions and their associated travel and living expenses.

        For the nine months ended September 30, 2004, professional service costs increased 97% over the comparable 2003 period. As a percent of the associated revenue, professional services costs grew to 56% in the nine months ended September 30, 2004 from 54% in the comparative 2003 period. The dollar growth occurred from the addition of 28 employees in our professional services group. We had 64 employees in our professional services group at September 30, 2004 as compared to 36 employees at September 30, 2003.

Operating Expenses

        Operating expenses for the three and nine months ended September 30, 2004 are as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating expenses	2004	2003	Percent Change	2004	2003	Percent Change
Sales and marketing	$8,055	$5,389	50%	$22,940	$14,487	58%
Research and development	2,028	1,489	36	5,640	4,408	28
General and administrative	1,164	978	19	3,333	2,539	31

Total operating expenses	$11,247	$7,856	43%	$31,913	$21,434	49%

Sales and Marketing Expenses

        For the quarter ended September 30, 2004, sales and marketing expense increased 50% over the comparable 2003 quarter primarily due to the addition of 33 employees to our sales and marketing group. The salaries and related costs for the new employees was approximately $1.7 million for the three months ended September 30, 2004. In addition, we incurred incremental sales incentive costs of $1.1 million in the 2004 quarter from growth in new contracts signed. As a percent of total revenue, sales and marketing expenses declined to 49% in the third quarter 2004 from 58% in the prior year quarter.

        For the nine months ended September 30, 2004, sales and marketing expenses grew 58% from staff additions and higher sales incentive costs. New employees in our sales and marketing organization added approximately $5.1 million in payroll and related costs for the nine months ended September 30, 2004, and higher sales incentive costs added approximately $3.3 million. We had 148 employees in our sales and marketing organization at September 30 2004 as compared to 120 employees one year earlier. As a percent of total revenue, sales and marketing expenses declined to 52% in the 2004 nine month period from 57% in the 2003 nine month period.

        We expense sales commissions at the time the related sale is invoiced to the client but recognize revenue ratably over the term of the licenses. As such, we generally experience a delay between increases in sales and marketing expenses and the recognition of the corresponding revenue.

Research and Development Expenses

        For the quarter ended September 30, 2004, research and development expenses increased 36% over the comparable 2003 quarter due to higher salaries and related costs from staff additions.

        For the nine months ended September 30, 2004, research and development expenses increased 28% over the prior year period due to staff additions, which increased payroll and related expenses by approximately $1 million. We had 91 employees in our research and development organization at September 30, 2004, up from 66 employees at the end of September 2003.

        We follow Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, in accounting for our software development costs.To date, we have not capitalized any internal software development costs because the timing of the commercial releases of our products has substantially coincided with the attainment of technological feasibility.

General and Administrative Expenses

        For the quarter ended September 30, 2004, general and administrative expenses increased 19% over the comparable 2003 quarter primarily due to the addition of 11 employees in our general and administrative group, which increased payroll and related costs by approximately $218,000.

        For the comparative nine month periods, general and administrative expenses increased 31% in 2004 from employee growth, which added $468,000 of payroll and related costs, and from higher legal costs associated with intellectual property, employee benefit plans and public company reporting obligations, totaling approximately $320,000. We had 33 employees in our general and administrative organization at September 30, 2004 as compared to 22 employees at September 30, 2003.

Interest and Other Income (Expenses), Net

        We generated net interest income in the quarter ended September 30, 2004 of $30,000 as compared to net interest and other expense of $(65,000) in the corresponding quarter of the prior year. In August 2004, we completed our initial public offering of common stock and received net proceeds of $40.1 million. We have invested the net proceeds of the offering in investment grade, interest-earning securities. During the quarter ended September 30, 2004, we paid down substantially all of our long-term debt of approximately $2.7 million.

Provision for Income Taxes

        Our provision for income taxes was 4% of pre-tax income for both the three months and nine months ended September 30, 2004. The current year provision is for state and foreign estimated payments for which net operating losses are not available.

        We filed our 2003 U.S. Federal income tax return in September 2004. In that filing, we elected to change our method of accounting as it relates to prepaid revenues, in accordance with the provisions of IRS Revenue Procedure 2004-34. This election allows us to defer income over the term of the agreements, subject to certain limitations, resulting in a closer alignment of our taxable income to our book income. The election has the effect of increasing our net operating loss carry forwards and decreasing deductible timing differences by like amounts.

        At September 30, 2004, we had $17.4 million of net deferred income tax assets that have been reserved in full by a valuation allowance. In the future, if available evidence indicates that it is more likely than not that we will be able to utilize some or all of our deferred tax assets, we will record an income tax benefit in the amount of the asset recognized. At that time, we expect that our effective tax rate would likely increase.

Liquidity and Capital Resources

        Information regarding deferred revenue and cash provided by operating activities follows (in thousands):

	Quarter Ended
	Sep 30, 2004	Jun 30, 2004	Mar 31, 2004	Dec 31, 2003	Sep 30, 2003	Jun 30, 2003
Deferred revenue	$44,491	$40,777	$36,729	$35,553	$32,160	$30,571
Cash provided by operating activities	1,063	2,022	333	808	2,438	495

        We have historically funded our operations with cash from operations, equity financings and debt borrowings. In August 2004 we completed our initial public offering of 6.4 million shares of common stock and received net proceeds of $40.1 million. The offering proceeds are invested in interest-earning securities. During the quarter ended September 30, 2004, we paid down $2.7 million of our long-term debt out of working capital.

        At September 30, 2004 cash and cash equivalents, and short-term investments, totaled $47.7 million. In addition to our cash and short-term investments, other sources of liquidity at September 30, 2004 included a $3.0 million bank line of credit facility, under which there were no borrowings in 2004.

        Operating activities provided $3.4 million of cash during the nine months ended September 30, 2004, as compared to $3.5 million of cash from operations in the corresponding period of the prior year. The third quarter of 2004 represented our tenth consecutive quarter of cash positive operations. The majority of our cash from operations in the 2004 period was from growth in deferred revenue, net income, and non-cash charges, partially offset by growth in receivables. We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue.

        During the third quarter of 2004, we increased our allowance for uncollectible accounts from $1.3 million to $2.6 million primarily to provide for a new customer account that initiated bankruptcy proceedings. We have recorded no revenue or deferred revenue for this customer due to potential non-collection.

        Cash required for income taxes has not been historically significant and is not expected to be significant in 2004 or 2005.

        Investing activities required $9.2 million in cash during the nine months ended September 30, 2004 compared to $1.2 million in the prior year period. The 2004 figure included the purchase of $6.1 million in short-term investments, $2.6 million in equipment acquisitions, and $501,000 of intangible asset acquisitions. We expect to spend approximately $1 million for equipment and intangible asset acquisitions during the remainder of 2004 and approximately $6 million in 2005.

        Financing activities provided $39.1 million in the nine months ended September 30, 2004, which includes the proceeds from our initial public offering of common stock. We had borrowed $1.7 million under long-term debt agreements during the first six months of 2004, and subsequently paid down substantially all outstanding long-term debt during the third quarter 2004. Other financing sources during the 2004 period included proceeds from employee stock option exercises.

        We believe our existing cash and short-term investments, together with funds generated from operations should be sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible acquisition of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us or at all.

Contractual Obligations and Commitments

        During the quarter ended September 30, 2004, we paid down $2.7 million of our long-term debt, consisting of equipment loans, out of working capital. Approximately $15,000 of such long-term debt remains outstanding and is due in the fourth quarter of 2004.

New Accounting Pronouncements

        In October 2004, the Financial Accounting Standards Board (the "FASB") delayed the effective date for its new standard to expense stock options. The new standard is expected to require companies to expense employee stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and will be applicable to options granted, modified or settled after June 15, 2005. The required adoption of this accounting standard will materially affect our results of operations since the value of stock options granted will be deducted from our reported earnings. For an illustration of the possible affect of such a change on our recent results of operations, please refer to Note 8 to our consolidated financial statements contained in this quarterly report on Form 10-Q. Participation by our employees in our employee stock purchase plan may also trigger additional compensation charges.

Risk Factors

        Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Registration Statement on Form S-1 and subsequent reports on Forms 10-Q, 10-K and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on RightNow, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

        Although we recently experienced our first three quarters of profitability, we may not be able to sustain or increase our profitability in the future.

        Although we achieved our initial quarters of profitability in the quarters ended in March, June and September 2004, we may not be able to continue to achieve profitability and have historically incurred significant operating losses in all other prior periods. We incurred net losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. As of September 30, 2004, we had an accumulated deficit of approximately $42.3 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to maintain profitability. Even if we continue to achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

        Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of investors or securities analysts which could cause our stock price to decline.

        Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this "Risk Factors" section:

  •
  our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients' requirements;

  •
  changes in the volume and mix of term and perpetual licenses sold in a particular quarter;

  •
  our policy of expensing sales commissions at the time of invoice, while the majority of our revenue is recognized ratably over future periods;

  •
  changes in the mix of revenue between professional services and software, hosting and support;

  •
  the timing and success of new product introductions or upgrades by us or our competitors;

  •
  changes in our pricing policies or those of our competitors;

  •
  the amount and timing of expenditures related to expanding our operations;

  •
  changes in the payment terms for our products and services; and

  •
  the purchasing and budgeting cycles of our clients.

        Because the sales cycle for the evaluation and implementation of our solutions typically ranges from 60 to 180 days, we may also experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Moreover, because the majority of our clients purchase term licenses, and we recognize revenue from these licenses over the term of the agreement, downturns or upturns in sales may not be immediately reflected in our operating results. Most of our expenses, such as salaries and third-party hosting co-location costs, are relatively fixed in the short-term, and our expense levels are based in part on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionally reduce operating expenses for that quarter, causing a disproportionate effect on our expected results of operations for that quarter.

        Due to the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

        If our efforts to enhance existing solutions, introduce new solutions or expand the applications for our products and solutions to broader CRM markets do not succeed, our ability to grow our business will be adversely affected.

        Approximately 90% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date we have focused our business on providing solutions for customer service operations, we have recently expanded our solution offerings to include sales and marketing applications within the CRM market. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on-demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are unproven, which may harm our business, financial condition and results of operations.

        We face intense competition, and our failure to compete successfully could make it difficult for us to add and retain clients and could reduce or impede the growth of our business.

        The market for customer relationship management solutions is highly competitive and fragmented, and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. We expect the intensity of competition to increase in the future as existing competitors continue to develop their capabilities, as new companies enter our market and as we expand our sales and marketing applications. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients, and our business, financial condition and results of operations will be seriously harmed.

        We face competition from:

  •
  companies currently providing customer service solutions, some of whom offer hosted services, including Amdocs Limited, BMC Software Corporation, E.piphany, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., IBM Corporation, Kana Software, Inc., Microsoft

    Corporation, Oracle Corporation, PeopleSoft, Inc., SAP AG, salesforce.com, inc. and Siebel Systems, Inc.;

  •
  CRM systems that are developed and maintained internally by businesses;

  •
  CRM products or services that are developed, or bundled with other products or services, and installed on a client's premises by software vendors;

  •
  outsourced contact center providers who bundle solutions and agent labor in their service offerings; and

  •
  new companies entering the CRM software market, the on-demand applications market and the on-demand CRM market, or expanding from any one of these markets to the others.

        Many of our current and potential competitors have longer operating histories and larger presence in the general CRM market, greater name recognition, access to larger customer bases and substantially greater financial, technical, sales and marketing, management, service, support and other resources than we have. As a result, such competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements or devote greater resources to the promotion and sale of their products and services than we can. To the extent our competitors have an existing relationship with a potential client, that client may be unwilling to switch vendors due to the time and financial commitments already made with our competitors.

        In addition, many of our current and potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential clients, alliance partners or other third parties, or may combine and consolidate to become more formidable competitors with better resources. We also expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the on-demand CRM market with competing products as the on-demand CRM market develops and matures. It is possible that these new competitors could rapidly acquire significant market share.

        The market for our on-demand application services is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

        The market for on-demand application services is at an early stage of development, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand application services in general and for on-demand customer relationship management applications in particular. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. While we have supported and continue to support traditional on-site deployment of our software applications, widespread market acceptance of our on-demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

  •
  on-demand security capabilities and reliability;

  •
  concerns with entrusting a third party to store and manage critical customer data;

  •
  our ability to meet the needs of broader segments of the CRM market or other on-demand markets;

  •
  the level of customization we offer;

  •
  our ability to continue to achieve and maintain high levels of client satisfaction;

  •
  concerns with purchasing critical CRM solutions from a company with a history of operating losses that only recently turned profitable; and

  •
  the price, performance and availability of competing products and services.

        If businesses do not perceive the benefits of our on-demand solutions, then the market for these solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.

        Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our client base and achieve broader market acceptance of our solutions.

        Increasing our client base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our direct sales force and engage additional third-party channel partners, both domestically and internationally. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

        The majority of our solutions are sold pursuant to term license agreements, and if our existing clients elect not to renew their licenses or to renew their licenses on terms less favorable to us, our business, financial condition and results of operations will be adversely affected.

        The majority of our solutions are sold pursuant to term license agreements that are subject to renewal every two years or less and our clients have no obligation to renew their licenses. Because a large portion of our clients are in their first or second terms, we are not able to consistently and accurately predict future renewal rates. Our clients' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, or the availability and pricing of competing products. If large numbers of existing clients do not renew their licenses, or renew their licenses on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new licenses generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

        We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

        We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 387 at September 30, 2004 from 278 at September 30, 2003. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

        Part of the challenge that we expect to face in the course of our expansion is to maintain the high level of customer service to which our clients have become accustomed. To date, we have focused on providing personalized account management and customer service on a frequent basis to ensure our clients are effectively leveraging the capabilities of our solution. We believe that much of our success to date has been the result of high client satisfaction, attributable in part to this focus on client service. To the extent our client base grows, we will need to expand our account management, client service and other personnel in order to enable us to continue to maintain high levels of client service and satisfaction. If we are not able to continue to provide high levels of client service, our reputation, as well as our business, financial condition and results of operations, could be harmed.

        If there are interruptions or delays in our hosting services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with clients and subject us to liability.

        As of September 30, 2004, approximately 86% of our clients were using our hosting services for deployment of our software applications. We provide our hosting services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and New Jersey. We do not maintain long-term supply contracts with either of our co-location providers, and neither provider guarantees that our clients' access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our co-location providers' ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems located in our Montana headquarters have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at both the California and New Jersey co-location facilities. In the event that our co-location facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party co-location facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

        We architect the system infrastructure and procure and own the computer hardware used at our hosting co-location facilities. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients' service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, cause us to issue credits or pay penalties or cause clients to fail to renew their licenses, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

        If the security of our clients' confidential information contained in our systems or stored by use of our software is breached or otherwise subjected to unauthorized access, our hosting service or our software may be perceived as not being secure and clients may curtail or stop using our hosting service and our solutions.

        Our hosting systems and our software store and transmit proprietary information and critical data belonging to our clients and their customers. Any accidental or willful security breaches or other unauthorized access could expose us to a risk of information loss, litigation and other possible liabilities. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our clients' data, our relationships with clients and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we and our third-party hosting co-location facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

        We have significant international sales and are subject to risks associated with operating in international markets.

        International sales comprised 26% of our revenue for the nine-month period ended September 30, 2004, and comprised 24% of our revenue in the year ended December 31, 2003. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

  •
  political, social and economic instability, including conflicts in the Middle East and elsewhere abroad, terrorist attacks and security concerns in general;

  •
  adverse changes in tariffs and other protectionist laws and business practices that favor local competitors;

  •
  fluctuations in currency exchange rates;

  •
  longer collection periods and difficulties in collecting receivables from foreign entities;

  •
  exposure to different legal standards and burdens of complying with a variety of foreign laws, including employment, tax, privacy and data protection laws and regulations;

  •
  reduced protection for our intellectual property in some countries;

  •
  expenses associated with localizing products for foreign countries, including translation into foreign languages; and

  •
  import and export license requirements and restrictions of the United States and each other country in which we operate.

        We believe that international sales will continue to represent a significant portion of our revenue for the foreseeable future, and that continued growth will require further expansion of our international operations. A substantial percentage of our international sales are denominated in the local currency. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We typically do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and results of operations.

        If we fail to respond effectively to rapidly changing technology and evolving industry standards, particularly in the on-demand CRM industry, our solutions may become less competitive or obsolete.

        The CRM industry is characterized by rapid technological advances, changes in client requirements, frequent new product and service introductions and enhancements, changes in protocols and evolving industry standards. Our hosted business model and the on-demand CRM market are relatively new and may evolve even more rapidly than the rest of the CRM market. Competing products and services based on new technologies or new industry standards may perform better or cost less than our solutions and could render our solutions less competitive or obsolete. In addition, because our solutions are designed to operate on a variety of network hardware and software platforms using a standard Internet web browser, we will need to continuously modify and enhance our solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies and to integrate with our clients' systems as they change and evolve. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. If we are unable to successfully develop and market new and enhanced solutions that respond in a timely manner to changing technology and evolving industry standards, and if we are unable to satisfy the diverse and evolving technology needs of our clients, our business, financial condition and results of operations will suffer.

        Our failure to attract and retain qualified or key personnel may prevent us from effectively developing, marketing, selling, integrating and supporting our products.

        Our success and future growth depends to a significant degree upon the skills, experience, performance and continued service of our senior management, engineering, sales, marketing, service, support and other key personnel. Specifically, we believe that our future success is highly dependent on Greg Gianforte, our founder, Chairman and Chief Executive Officer. In addition, we do not have employment agreements with any of our senior management or key personnel that require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. If we lose the services of Mr. Gianforte or any of our other key personnel, our business will be severely disrupted and we may be unable to operate effectively. We do not maintain "key person" life insurance policies on any of our key employees except Mr. Gianforte. This life insurance policy would not be sufficient to compensate us for the loss of his services. Our future success also depends in large part upon our ability to attract, train, integrate, motivate and retain highly skilled employees, particularly sales, marketing and professional services personnel, software engineers, product trainers, and senior personnel. Competition for these personnel is intense, especially for engineers with high levels of expertise in designing and developing software and for senior sales executives. Moreover, Bozeman, Montana, the location of our headquarters, is not traditionally considered a technology center, which could result in difficulty attracting qualified personnel.

        If our solutions fail to perform properly or if they contain technical defects, our reputation will be harmed, our market share would decline and we could be subject to product liability claims.

        Our software products may contain undetected errors or defects that may result in product failures or otherwise cause our products to fail to perform in accordance with client expectations. Because our clients use our products for important aspects of their business, any errors or defects in, or other performance problems with, our products could hurt our reputation and may damage our clients' businesses. If that occurs, we could lose future sales, or our existing clients could elect to not renew or to delay or withhold payment to us which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a client may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves.

        Product liability claims could require us to spend significant time and money in litigation or to pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such product liability claims. Also, our insurer may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any product liability claims successfully brought against us would cause our business to suffer.

        If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

        Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws, patents and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. Any of our issued patents may not be broad enough to protect our proprietary rights or could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

        Our product development efforts may be constrained by the intellectual property of others, and we may become subject to claims of intellectual property infringement, which could be costly and time-consuming.

        The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our CRM product and service offerings, we may be constrained by the intellectual property of others. We have in the past been named as a defendant in a lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If any of our products violate third-party proprietary rights, we may be required to re-engineer our products or seek to obtain licenses from third parties, which may not be available on reasonable terms or at all. Because many of our license agreements require us to indemnify our clients from any claim or finding of intellectual property infringement, any such litigation or successful infringement claims could adversely affect our business, financial condition and results of operations. Any efforts to re-engineer our products, obtain licenses from third parties on favorable terms or license a substitute technology may not be successful and, in any case, may substantially increase our costs and harm our business, financial condition and results of operations. Further, our software products contain open source software components that are licensed to us under various public domain licenses, such as the GNU General Public License. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. Use of open source standards also may make us more vulnerable to competition because the public availability of open source software could make it easier for new market entrants and existing competitors to introduce similar competing products quickly and cheaply.

        Future acquisitions could disrupt our business and harm our financial condition and results of operations.

        In order to expand our addressable market, we may decide to acquire additional businesses, products and technologies. We have not made any acquisitions to date, and therefore our ability as an organization to make acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

  •
  an acquisition may negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; it may require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

  •
  we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire, particularly if key personnel of the acquired company decide not to work for us;

  •
  our existing and potential clients and the customers of the acquired company may delay purchases due to uncertainty related to an acquisition;

  •
  an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

  •
  the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;

  •
  we may have to issue equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock; and

  •
  acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

        We cannot assure you that we will be able to identify or consummate any future acquisitions on favorable terms, or at all. If we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from the acquisitions or that the financial markets or investors will negatively view the acquisitions. Even if we successfully complete an acquisition, it could adversely affect our business, financial condition and results of operations.

        We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

        We may require additional capital to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, fund expansion, respond to competitive pressures and acquire complementary businesses, products and technologies. Absent sufficient cash flow from operations, we may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, to pay dividends and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

        Changes in the accounting treatment of stock options could adversely affect our results of operations.

        The Financial Accounting Standards Board has recently announced its decision to delay the requirement for companies to expense employee stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, for financial reporting purposes, until mid—2005 ("SFAS 123"). Such stock option expensing would require us to value our employee stock option grants using the fair value method, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 8 in this quarterly report on Form 10-Q. Participation by our employees in our employee stock purchase plan may trigger additional compensation charges if the proposed amendments to SFAS 123 are adopted.

Risks Related to Our Industry

        The success of our products and our hosted business depends on the continued growth and acceptance of the Internet as a business and communications tool, and the related expansion of the Internet infrastructure.

        The future success of our products and our hosted business depends upon the continued and widespread adoption of the Internet as a primary medium for commerce, communication and business applications. Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as "viruses," "worms" and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity.

        Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the solicitation, collection, processing or use of personal or consumer information, the use of the Internet as a commercial medium and the use of e-mail for marketing or other consumer communications. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or for sending commercial e-mail. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet- based services such as ours and reduce the demand for our products, particularly our RightNow Outbound solution.

        The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, or if hosting capacity becomes scarce, our business growth may be adversely affected.

        Privacy concerns and laws or other domestic or foreign regulations may adversely affect our business or reduce sales of our solutions.

        Businesses using our solutions collect personal information regarding their customers when those customers contact them with customer service inquiries. A valuable component of our solutions is their ability to allow our clients to use and analyze their customers' information to increase sales, marketing and up-sell or cross-sell opportunities. Federal, state and foreign government bodies and agencies, however, have adopted and are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our clients may limit the use and adoption of this component of our solutions and reduce overall demand for our solutions. Furthermore, even where a client desires to make full use of these features in our solutions, privacy concerns may cause our clients' customers to resist providing the personal data necessary to allow our clients to use our solutions most effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market acceptance of our products. For example, regulations such as the Gramm-Leach-Bliley Act, which protects and restricts the use of consumer credit and financial information, and the Children's Online Privacy Protection Act of 1998, which restricts the ability of companies to collect personal information online from children under the age of 13 without their parents' consent, impose significant requirements and obligations on businesses that may affect the use and adoption of our solutions by existing and potential clients.

        The European Union has also adopted a directive that requires member states to impose restrictions on the collection and use of personal data that are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives may adversely affect our clients' ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our solutions.

        In addition to government activity, privacy advocacy groups and the technology and direct marketing industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of profiling information were to be curtailed in this manner, customer service CRM solutions would be less effective, which would reduce demand for our solutions and harm our business.

        Non-solicitation concerns, laws or regulations may adversely affect our clients' ability to perform outbound marketing and other e-mail communications, which could reduce sales of our solutions.

        In January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial e-mails and, among other things, obligates the sender of such e-mails to provide recipients with the ability to opt-out of receiving future e-mails from the sender, and establishes penalties for the transmission of e-mail messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial e-mail, and laws that regulate commercial e-mail practices are being developed or adopted in many of the international jurisdictions in which we do business, including Europe and Australia. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial e-mail, without any common protocol to determine whether the recipient desired to receive the e-mail being blocked. As a result, it is difficult for us to determine in advance whether or not e-mails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

        Our recently introduced RightNow Outbound solution specifically serves the market for mass distribution marketing and other e-mail communications. The increasing regulation of e-mail delivery, both domestically and internationally, and the spam filtering practices of Internet service providers and e-mail users generally, will place significant additional burdens on our clients who have outbound communication programs, and may cause those clients to substantially change their outbound communications programs or abandon them altogether. The concerns and legal requirements surrounding non-solicitation and compliance with the CAN-SPAM Act and other laws may reduce sales of our RightNow Outbound solution, may make it necessary to redesign our RightNow Outbound solution to make it easier for our clients to conform to the requirements of the CAN-SPAM Act and other laws and standards, which would increase our expenses, or may make it necessary for us to redefine the market for and use of our RightNow Outbound solution, which could reduce our revenue.

Risks Related to Ownership of Our Common Stock

        The significant control over stockholder voting matters and our office leases that may be exercised by our founder and Chief Executive Officer will limit your ability to influence corporate actions and may require us to find alternative office space to lease or buy in the future.

        Greg Gianforte, our founder and Chief Executive Officer, controls approximately 45% of our currently outstanding common stock and, together with our other officers and directors, controls approximately 68% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte, acting alone or together with some of our other officers and directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

        In addition, Mr. Gianforte owns a 50% membership interest in Genesis Partners, LLC, our landlord from whom we lease our principal offices in Bozeman, Montana. Consequently, Mr. Gianforte has significant control over any decisions by Genesis Partners regarding renewal, modification or termination of our Bozeman, Montana leases. In the event that our current leases with Genesis Partners were terminated or otherwise could not be renewed, or came up for renewal on commercially unreasonable terms, we would be required to find alternative office space to lease or buy.

        Our management has broad discretion over the use of the proceeds from our initial public offering and might not apply the proceeds of our initial public offering in ways that enhance our results of operations.

        Our management has broad discretion to use the net proceeds from our initial public offering. We expect to use the net proceeds from our initial public offering for general corporate purposes, including working capital and capital expenditures, and for possible investments in, or acquisitions of, complementary businesses, services or technologies. We have not allocated these net proceeds for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds.

        Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

        Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable and may limit the market price of our common stock. These provisions include the following:

  •
  establishing a classified board in which only a portion of the total board members will be elected at each annual meeting;

  •
  authorizing the board to issue preferred stock;

  •
  providing the board with sole authority to set the number of authorized directors and to fill vacancies on the board;

  •
  limiting the persons who may call special meetings of stockholders;

  •
  prohibiting certain transactions under certain circumstances with interested stockholders;

  •
  requiring supermajority approval to amend certain provisions of the certificate of incorporation; and

  •
  prohibiting stockholder action by written consent.

        It is possible that the provisions contained in our certificate of incorporation and bylaws, the existence of super voting rights held by insiders and the ability of our board of directors to issue preferred stock without stockholder action may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

        Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

        In connection with our public offering, holders of up to 22,059,593 shares of our currently outstanding capital stock, and all of the purchasers in our directed share program, agreed with Morgan Stanley & Co. Incorporated, the lead underwriter in the offering, not to sell or otherwise dispose of their shares until no earlier than February 1, 2005. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-ups and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly. All shares of common stock sold in our public offering, other than the shares of common stock sold in our directed share program, are freely tradable, without restriction, in the public market. Morgan Stanley & Co. Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements.

        After the lock-up agreements expire and applicable securities law restrictions lapse, 22,059,593 shares subject to the lock-up, and all shares purchased in our directed share program, will be eligible for sale in the public market. Of these shares, 19,450,702 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, and 2,608,891 shares are held by other employees, consultants and current stockholders and will be subject to the limitations of Rule 144 and/or Rule 701 under the Securities Act. In addition, the 115,221 shares subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of the lock-up agreements and Rule 144 under the Securities Act. We have registered 9,531,169 shares on a Form S-8 that are either subject to outstanding options or reserved for future issuance under our 1998 Long-Term Incentive and Stock Option Plan, 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan, and can be freely sold in the public market upon issuance, subject to the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

        Some of our existing stockholders have demand and piggyback rights to require us to register with the Securities and Exchange Commission up to 7,265,444 shares of our common stock that they own. In addition, some of our existing warrantholders have piggyback rights to require us upon request by such warrantholders to register with the Securities and Exchange Commission for the resale of up to 73,889 shares of our common stock that they acquire upon exercise of the warrants. If we register these shares of common stock, the stockholders can freely sell those shares in the public market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

        Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar, and

Japanese yen, because our contracts are frequently denominated in local currency. To date, we have not entered into any hedge transactions since exchange rate fluctuations have had little impact on our operating results and cash flows. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures.

Interest Rate Sensitivity

        Interest income and expense are sensitive to changes in the general level of U.S. interest rates. During the three months ended September 30, 2004 we pre-paid, without penalty, substantially all of our outstanding debt obligations. Net proceeds of our initial public offering of common stock are invested in short-term, interest bearing, investment grade securities, which are subject to credit and interest rate risk. Our portfolio of investments is diversified among issuers and types to reduce credit risk. The average maturity of our investment portfolio is less than 90 days and we intend to hold the investments until maturity. Consequently, we believe there is minimal risk to our investment portfolio from changes in the level of U.S. interest rates.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to RightNow (or its consolidated subsidiaries) required to be included in the reports we file or submit under the Securities Exchange Act of 1934.

(b)
Changes to Internal Control over Financial Reporting

        During the most recent completed fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        We are currently not subject to any material legal proceedings; however, we have been and may from time to time become a party to various legal proceedings arising in the ordinary course of our business. For those pending and threatened matters in which the Company is the defendant, it is the opinion of management, after consultation with legal counsel, that the disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities

        During the three months ended September 30, 2004, we issued and sold the following securities that were not registered under the Securities Act of 1933, as amended:

        1.     Upon the exercise by employees and consultants of options to purchase shares of our common stock, $0.001 par value per share, that had been granted under our 1998 Long-Term Incentive and Stock Option Plan, we issued an aggregate of 44,816 shares of our common stock, with exercise prices ranging from $0.45 to $4.50 per share, for an aggregate cash consideration of approximately $46,699.

        2.     We granted stock options to our employees under our 1998 Long-Term Incentive and Stock Option Plan pursuant to which the optionees may purchase up to an aggregate of 43,332 shares of our common stock, $0.001 par value per share, at exercise prices of $8.80 per share.

        3.     We issued 7,265,444 shares of our common stock, $0.001 par value per share, upon the conversion of 7,265,444 shares of our preferred stock in connection with our initial public offering.

        The sale and issuance of these securities were determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, where the purchasers were either accredited or sophisticated and represented their intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and where the purchasers received or had access to adequate information about us; or in reliance on Regulation S promulgated thereunder, as transactions that occurred outside the United States; or in reliance on Rule 701 promulgated thereunder in that the securities were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation; or in reliance on Section 3(a)(9) of the Securities Act, as securities exchanged with our existing stockholders where no commission or other remuneration was paid in connection with such exchange.

(b)
Use of Proceeds from Sales of Registered Securities

        In August 2004, we completed the initial public offering of our common stock, par value $0.001 per share. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, Adams Harkness and D.A. Davidson & Co. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. File No. 333-115331) that was declared effective by the Securities and Exchange Commission on August 5, 2004.

        The offering commenced on August 5, 2004. Under the registration statement, we registered 7,245,000 shares of common stock, including shares subject to the underwriters' over-allotment option, on behalf of RightNow and a selling stockholder, for an aggregate offering price of $50,715,000 and a per share price to the public of $7.00. Of the total shares registered, 6,416,961 shares, including shares sold upon exercise of the underwriters' over-allotment option, were sold by us for an aggregate offering price of $44,918,727 and a per share price to the public of $7.00, and 321,945 shares, including shares sold upon exercise of the underwriters' over-allotment option, were sold by the selling stockholder for an aggregate offering price of $2,253,615 and a per share price to the public of $7.00. The offering terminated following the sale of the shares described above.

        In connection with the offering of the shares sold by us, we paid an aggregate of $3.3 million in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth an estimate of the costs and expenses, other than underwriting discounts and commissions, incurred by us in connection with the offering, including the shares offered by the selling stockholder. All amounts shown are actual expenses to-date except the Blue Sky fees and expenses, which are estimated.

SEC registration fee	$10,579
NASD filing fee	8,849
Nasdaq National Market listing fee	100,000
Blue Sky fees and expenses	10,000
Printing and engraving expenses	349,067
Legal fees and expenses	710,748
Accounting fees and expenses	369,219
Transfer Agent and Registrar fees	4,595
Miscellaneous expenses	72,891

Total expenses of offering	$1,635,948

        After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $40.1 million. We did not receive any proceeds from the sale of shares by the selling stockholder. We currently intend to use the offering net proceeds for general corporate purposes as described in the prospectus for the offering. We are currently assessing the specific uses and allocations for these net proceeds. Pending these uses, the net proceeds from the offering are invested in short-term, interest-bearing, investment-grade securities. None of the expenses and none of our net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of RightNow or their associates, persons owning 10% or more of any class of equity securities of RightNow, or an affiliate of RightNow.

(c)
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        On July 15, 2004, by action by written consent, the stockholders of the Company holding 19,510,452 shares of the capital stock of the Company then outstanding approved the adoption of certain modifications to the RightNow Technologies 2004 Employee Stock Purchase Plan.

        On July 8, 2004, by action by written consent, the stockholders of the Company holding approximately 6,269,433 shares of the preferred stock of the Company then outstanding approved of the conversion into common stock of the Company of all shares of the Series A preferred stock and Series B preferred stock of the Company upon the closing of the Company's initial public offering.

Item 6. Exhibits

Exhibits

        The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
Exhibit 3.2*	Amended and Restated Bylaws of the Registrant.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the exhibit of the same number from the Company's registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004

RightNow Technologies, Inc. (Registrant)
By:	/s/ SUSAN J. CARSTENSEN Susan J. Carstensen Chief Financial Officer, Vice President, Treasurer and Assistant Secretary