Form 10-K
period 2004-12-31
RIGHTNOW TECHNOLOGIES INC
filed 2005-03-31
CIK 1111247

UNITED STATES SECURITIES and EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER 000-31321

RIGHTNOW TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	81-0503640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 ENTERPRISE BLVD, BOZEMAN, MONTANA 59718

(Address of principal executive offices) (Zip code)

(406) 522-4200

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19,402,978.  Market value is based on the number of shares outstanding, on an as-converted basis, less shares held by officers, directors, and 10% or greater stockholders, multiplied by $7.  The $7 per share market value was our initial public offering price on August 5, 2004.

The number of shares outstanding of the registrant’s common stock as of February 28, 2005 was 29,952,446.

DOCUMENTS INCORPORATED BY REFERENCE: None

RightNow Technologies, Inc.

Annual Report on Form 10-K

For The Fiscal Year Ended December 31, 2004

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change.  Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, the impact of tax accounting elections, and management’s future strategic plans.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement.  The risks and uncertainties referred to above include, but are not limited to, risks associated with our business model; our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the gain or loss of key customers; competitive pressures and other factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the rate at which our present and future customers adopt our existing and future products and services; our ability to expand operations; possible fluctuations in our operating results including our revenue mix and our rate of growth; interruptions or delays in our hosting operations; breaches of our security measures; our ability to expand, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors” at the end of Item 7 of this Report.  These forward-looking statements speak only as of the date of this Report.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Part I

Item 1.  BUSINESS

Overview

We are a leading provider of on-demand software solutions for the customer relationship management, or CRM, market.   We offer a broad suite of solutions to

address the customer service, sales and marketing requirements of large, medium and small enterprises. Our comprehensive customer service solution features a self-learning knowledgebase to ensure accurate and consistent interactions with customers. Our solution is designed to seamlessly support multiple communications channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications, creating a comprehensive record of customer interactions. The information from these customer interactions can be leveraged with our recently released sales and marketing solutions to more accurately target marketing efforts and enhance revenue opportunities for our customers.   We offer our solutions primarily through a multi-tenant, hosted on-demand model that reduces the cost and risk associated with deploying traditional enterprise CRM software. We provide value-added services such as business process optimization and product tune-ups throughout the lifecycle of our relationship with our clients. We currently have more than 1,200 active clients across various industries. In the year ended December 31, 2004, our on-demand clients serviced 502 million customer interactions directly through our customer service solutions, as compared to 249 million customer interactions in 2003.

In November 2004, we released RightNow 7.0, a broad suite of on demand CRM solutions for customer service, sales and marketing.  RightNow 7.0 is comprised of three applications, with various add-on capabilities, built on a common base: RightNow Service™, an award-winning multi-channel customer service and support application; RightNow Sales™, a robust sales force automation application; and RightNow Marketing™, a multi-channel marketing automation application.

We were incorporated in Montana in September 1995 and reincorporated in Delaware in August 2000.  Our principal executive offices are located at 40 Enterprise Boulevard, Bozeman, Montana 59718-9300, and our telephone number is (406) 422-4200.  We have branch offices in Dallas, TX, San Mateo, CA, and Princeton, NJ, and a liaison office in Tokyo, Japan.  We also have subsidiary offices in London, England, and Sydney, Australia.  In January 2005 we re-activated a subsidiary office in Munich, Germany.  Our web site is located at http://www.rightnow.com.  Information contained on, or that can be accessed through, our web site does not constitute a part of this report.

Products and Services

Our suite of CRM solutions is based upon a single application platform that is designed to be easy to implement, use and maintain, that supports multiple customer interaction points in a business’ operations, and that integrates seamlessly with traditional enterprise and/or back office applications. We also offer professional services to help our clients optimize the effectiveness of our solutions within their enterprise. Our solutions are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on-demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities. Our solutions are available in 14 languages.

RightNow Service

RightNow Service is the flagship solution in our suite of customer service solutions and generates approximately 90% of our revenue.   RightNow Service was first released in 1997 with new capabilities added in subsequent releases.  At the core of RightNow Service is our self-learning knowledgebase, which provides a comprehensive and unified customer service solution across multiple customer interaction channels, including web, interactive voice, e-mail, chat and telephone. We have developed several proprietary approaches to knowledge management that enable our solution to automatically learn what information is important and relevant without requiring frequent manual intervention of a knowledge expert. In this manner, the knowledgebase structure and content is customer-driven and managed automatically as our solution is used. As a result, our clients are able to serve their customers more efficiently and quickly while providing increased customer satisfaction.

RightNow Service has the following capabilities that may be combined in a number of different configurations to address the specific business process needs of our clients, and all of which can be integrated with our clients’ other mission-critical enterprise applications:

Web Self-Service Portal.  Our self-service capability enables our clients to offer a dynamically updated selection of information delivered to customers of our clients over the web. As customers interact with our solution, our proprietary knowledgebase technology automatically prioritizes and organizes answers in the knowledgebase to anticipate future customer questions. If customers are unable to find answers to their questions, they may submit their questions over the web, e-mail their questions, initiate a live chat with a customer service representative, or CSR, or request a telephone callback from a CSR.

RightNow Voice.  Our voice self-service interface allows customers of our clients with the RightNow Service knowledgebase to offer telephone self-service using the same knowledgebase as is used by the web self-service feature. This application uses proprietary technology to provide callers access to frequently asked questions and keyword searching through speech recognition.

Web-Site Search.  This feature allows customers accessing the search capability through the Web Portal to receive content from specified portions of a company’s Internet or intranet sites.  These results are presented along with knowledgebase content.

Intelligent Agent Desktop.  The Intelligent Agent Desktop is our CSR interface into RightNow Service.  Agents may create, review or update incidents and customer data received via phone, email, or Web Portal, as well as information from other systems through internet-based access.  This component provides, within an Internet web browser-based interface, a configurable view of the CSR work queue, all information associated with an inquiry, including a complete interaction history for the inquiry and customer information specified by our client’s business process, as well as information on the organization and individual requesting service, including prior service history. In addition the CSR receives access to the knowledge base, and routing rules to provide a complete call center and email response management solution.

Offer Advisor.  The Offer Advisor allows CSRs to present additional suggestions to customers for revenue generation or service quality.  Offers may be determined either by rules and/or through our real-time knowledgebase assessment of customer information.  Should the agent select an offer, the tool provides a short script to assist the agent in presenting the offer to the customer.

Computer Telephony Integration (CTI) Toolbar.  This element of the solution allows CSRs to pick up telephone calls, transfer, conference and dial out within the desktop.

Chat and Collaboration.  Our solution allows a customer to chat live (online) or co-browse with CSRs, by request or through automatic escalation.  Support staff can “push” web pages to a visitor within a dialogue as well as escort users though a website and complete web forms for the customer.

Closed-Incident Metrics.  This capability provides CSRs with the ability to conduct surveys following closed incidents to track resolution and satisfaction.

RightNow Sales

RightNow Sales is an integral component of our suite of CRM solutions, and was released in November 2004.  The solution automates the sales process functions as well as leverages the information from customer service interactions captured in RightNow Service to drive revenue opportunities for our clients.  RightNow Sales has the following modules that can be purchased individually or in combination to enhance sales productivity for our clients.

Sales Force Automation (SFA) Desktop.  The SFA desktop is our sales professional interface into the solution.  Using this interface, sales professionals may: manage contacts, accounts and opportunities; create and manage sales forecasts; plan, manage and execute sales strategies; create and send quotes; and review service or marketing activities with that customer.  The interface includes configurable dashboards, or computer screen presentations, so key opportunity, account and task information is readily accessible, allowing quick views of relevant information, such as in-quarter opportunities, and simultaneous views of specific opportunity details.

RightNow Locator.  RightNow Locator is an Internet-based location finder solution that provides online consumers with maps, driving directions, contact information and other location specific information to facilitate offline transaction completion at a retailer’s physical store.

RightNow Marketing

RightNow Marketing is the third component in our suite of CRM solutions and was released first as RightNow Outbound in late 2003 and re-released as RightNow Marketing in November 2004.   RightNow Marketing provides tools for marketers to easily create and execute multi-channel, multi-stage campaigns, target existing and prospective customers with the most relevant offers, and evaluate the effectiveness and financial impact of marketing programs.

RightNow Marketing.  RightNow Marketing enables marketing organizations and professionals to leverage information about customers and prospects gained from such sources as online inquiries, service interactions, advertisement responses and sales calls, to deliver individualized, targeted e-mail marketing messages and/or web marketing strategies. RightNow Marketing also enables customer service organizations to pre-empt service inquiries by proactively targeting customers with relevant, personalized communications. When combined with RightNow Service, clients can also use flexible workflow rules and auto-response capabilities to manage resulting e-mail replies. In addition, a graphical campaign editor allows clients to produce multi-stage campaigns for sales lead routing, up-sell and cross-sell opportunities, and general customer communications.

RightNow Metrics.  RightNow Metrics is a survey and measurement tool that allows businesses to design and disseminate custom surveys to external and internal parties to gather information for business decisions and to measure service quality. All survey responses are automatically tabulated and graphed and can then be used by businesses to measure performance, measure reaction to new or improved products, services and programs, identify product and service enhancements, or collect market intelligence on customer demographics

RightNow Analytics

RightNow Analytics incorporates a sophisticated real-time management report capability that is fully integrated across multiple customer interaction channels to all easy tracking, reporting and analysis.  A flexible user interface offers standard reports, the ability to modify the standard reports, create new reports, create exception-based notification alerts, and customize dashboard presentations.  RightNow Analytics also provides robust output options such as Adobe Acrobat (“.pdf”) formatted reports, and graphical displays with “drilldown” capability to enable views of the underlying data.  RightNow Analytics is currently included with the RightNow Service, Sales and Marketing modules.

Hosting Services and Technical Support

Our products are available on a hosted basis or can be implemented and maintained by our clients in their own facilities. Our products have been specifically designed to be installed in a hosted fashion in order to minimize implementation requirements and reduce cost of ownership and support. Our Hosting Management System, or HMS, enables businesses to monitor and manage their hosted CRM application. Through HMS, we are able to provide our clients individual control of their site within our hosted environment, including the ability to reliably manage and control their individual upgrade process for new software versions. HMS automatically handles upgrades without RightNow system administrator involvement which has allowed us to efficiently and effectively manage thousands of instances of our solution in our hosted environment. Our Hosting Operations Group manages the online delivery of our software, including designing and testing the architecture, establishing and maintaining security policies, constant monitoring of the data center operations and maintaining and upgrading the HMS.

We serve our clients from two, geographically separate, third-party, hosting co-location facilities located on the East and West coasts of the United States, and a third disaster recovery facility in Montana.  Within the East and West coast facilities we operate four independent pods to manage time-zone specific maintenance for customers in Europe, Asia Pacific and North America.  We contract with AT&T and SAVVIS Communications Corporation which provide the co-location facilities on the East and West coasts of the United States, respectively. Under the terms of our arrangements, AT&T and SAVVIS provide the physical space and security, access to the Internet and professional services as requested. We own and operate the hardware and software on which our applications run in the co-location facilities. Our agreements were entered into with one to two year terms with fees payable monthly.  One contract expires in 2005 and the other in 2006, at which time we will seek to renew the contracts on comparable terms. The two co-location facilities are designed to withstand earthquakes and are supported by on-site backup generators in the event of power failures. To facilitate loss recovery, we operate a multi-tiered system configuration with load balanced web server pools, replicated database servers and fault tolerant storage devices. We perform both real-time and nightly backups, and maintain multiple backups. Every hosted site is secured by redundant firewalls, constant monitoring and physically secured buildings with cameras, recorded tapes, biometric access screening, escort-controlled access, intrusion detection systems and guards.

Our multi-tenant architecture is capable of supporting many different versions of our solution running on the same system and database server. In multi-tenancy, security is of critical importance. We ensure the security of our client’s implementation by using separate data stores for each client and operating system level controls to ensure that one client cannot gain access to another’s data.

Our Technical Support Group assists our clients with upgrades and troubleshooting, and promotes client self-sufficiency. The Japanese market is supported through a partner located in Japan. Certain European partners provide first level technical support for their markets.

Additionally, we have developed a proprietary business activity monitoring system called the “Customer Success Index.” Key vital signs of our clients’ customer service operations are monitored daily and translated into a 0-100 score. These scores are made available to all members of our support and sales organizations to monitor the on-going success of every customers’ use of our solution.

Professional Services

Our Professional Services Group provides consulting, education and development services. The group’s consultants, trainers, project managers and application engineers help our clients achieve significant business benefit from our solution through a process of guided discovery, rapid prototyping, testing and deployment. By complementing our client’s project team with our product experts, we are able to quickly move our solutions into production, allowing our clients to see a faster return on their investment. Our average deployment timeframe is 50 days.

We offer consulting and implementation services to our clients to facilitate the adoption of our products and solutions. We also provide tune-up services to our clients which consist of an audit of their solution against our library of best practices. We score each one of our client sites on how well they take advantage of our best practices and then make recommendations on which best practices (specific to their solution) they should implement to improve their performance. Our education program consists of a variety of traditional classroom, computer-based and remote education tailored to our client’s needs. We also offer customization services that allow our clients to tailor our application to meet their unique business needs through the use of our XML (extensible markup language) APIs (application programming interfaces), and custom tabs. These functions use common web services standards to integrate with other applications, including customer relationship management, enterprise resource planning, computer telephony integration, system configuration management and e-commerce applications.

Sales and Marketing

We sell our products primarily through our direct sales organization and to a lesser extent through indirect channels. Our direct sales organization is separated into new business and installed base sales groups. In our new business sales group, we employ personnel to make initial calls to potential clients and qualify client leads, and direct sales representatives to close sales with clients and arrange client support. Our installed base sales organization focuses on managing existing client relationships, further penetrating those relationships and cross-selling and up-selling into those relationships. We currently have regional field operations offices in Montana, Texas, California, New Jersey, England, Australia, and Germany, and a sales liaison office in Japan. See Note 1(c) of Notes to Consolidated Financial Statements for more information regarding our geographic areas.

We offer pilot programs whereby a prospective client can deploy our full solution suite to either a test group or their entire customer base to ensure our solutions meet their needs prior to committing to any license fees. A pilot program typically lasts 30 to 60 days. The prospective client’s objectives are quantified and results measured during the period. As a result of this program, we believe we have experienced shorter sales cycles, higher closure rates and larger deal sizes.

Our indirect channels consist primarily of relationships with resellers of our solutions. At December 31, 2004, we had relationships with over 30 indirect channel distributors. Domestically, our indirect channel consists primarily of relationships with outsourcers and referral partners who refer leads to us. Outsourcers represent a developing indirect channel for our solutions that we intend to expand.  We currently have relationships with several outsourcers, including Convergys, ICT and KPN/SNT. We have dedicated staff in our sales organization calling on and servicing these partners. In the future, we intend to establish additional strategic relationships with vertical market distribution partners, telephony infrastructure partners, fulfillment partners and independent software vendor/original equipment manufacturing partners in adjacent markets. In international markets where we do not have a direct selling presence, we rely on system integrators and resellers to sell our solutions. This strategy is primarily employed in Europe, New Zealand and Asia. We intend to continue to broaden our distribution to the Japanese market through resellers. We also have partners in Europe, including Dimension Data, Siemens and Unisys who provide sales coverage for certain European countries. We intend to expand our European partner channel in countries where we do not have a local presence.

Our marketing department coordinates future product and service direction, manages generation of client leads, and manages public and industry analyst relations. We also have developed and will continue to expand innovative marketing initiatives to expand our client base, such as our client roundtables, where existing clients host forums with potential clients and exchange ideas about customer service best practices.

Clients

As of December 31, 2004, we had more than 1,200 active clients in various industries, including technology, financial and insurance, consumer products, telecommunications and travel and hospitality, as well as government agencies and educational institutions.  For the year ended December 31, 2004, approximately 39% of our revenue was generated from entities with over $1 billion in annual revenue, 47% of our revenue was generated from entities with less than $1 billion in annual revenue and 14% of our revenue was generated from government/educational institutions.  No single client accounted for more than 5% of our revenue in the year ended December 31, 2004.

Product Development and Technology

Our product development efforts are focused on improving and enhancing our existing solutions and service offerings as well as developing new proprietary technology. Our product development philosophy incorporates our long-term strategic view of our market and incorporates customer feedback to improve and enhance our products. We currently are developing products and solutions to broaden our offerings within customer service and other segments of the CRM market. We have an applied research group that focuses on knowledgebase, artificial intelligence and novel applications of current research for use within our solutions. Although we allow our clients to run multiple versions of our software, our development efforts are focused on the current and future releases of our products. Our research and development expenses totaled approximately $7.8 million in 2004, $5.9 million in 2003, and $4.1 million in 2002.

We believe we have significant technology expertise in developing and deploying highly scalable and reliable on-demand customer service applications. All of our products have been designed using industry standards for the Internet and are designed to meet the following goals: cost efficient deployment, highly configurable, scaleable, easily integrated, multi-tenant and capable of being internationalized. The following architectural components form the foundation for the delivery of a variety of features within our solution:

Self-learning Knowledgebase.  Knowledgebase technologies are used within our solution to provide self-service and automatic e-mail response to users and as an automated assistant for our clients’ CSRs. Core technologies in the area of the knowledgebase include automatic learning and decay of the relevancy and relatedness of information, natural language processing, word-stemming algorithms, information clustering and classification algorithms, and information retrieval technologies.

Integration with Other Enterprise Applications.  Our hosted and non-hosted clients are able to integrate our solution with their other mission-critical enterprise applications through several techniques, including: web services that provide a real-time, two-way, web-based XML (extended mark-up language) API (application program interface); application level triggers that raise real-time events to trigger integration actions with other systems; user interface “custom tabs” that allow the integration of other applications into our solution; and “pass through” authentication that allows our solution to inherit user credentials from other applications to identify and enforce access to our clients’ web sites. In addition, pre-packaged connectors are available for integration with other third-party applications.

User Interface.  Although our user interface is based upon an industry standard Internet web browser, we have developed techniques to deliver a look and feel similar to the thick client user interfaces utilized in traditional client/server products. This includes support for functionality not normally associated with web browser interfaces such as graphical drag and drop, cascading menus, and efficient pop-up dialogs. We also have addressed the typical performance concerns associated with browser-based applications by reducing visible page turns and their associated delays. Consequently, our clients benefit from the ease of administration and maintenance of a web application while still enjoying the user experience of a locally-installed desktop application.

Software Architecture.  Our solution has been developed using a logical three-tier Internet architecture consisting of presentation, application logic and data management layers. Because of the tiered separation, our solution is highly scalable, allowing expansion at the presentation and application logic tiers and at the data management tier. We have experience deploying our solution in highly available, highly scalable, load-balanced web server and clustered database server configurations. We support most commonly available operating systems (Linux, Sun Solaris, Microsoft Windows Server) and databases (Oracle, Microsoft SQL Server, MySQL).

Intellectual Property

Our success depends to a significant degree upon the development and protection of our software and other proprietary technology rights. We believe we have a strong base of intellectual property.  As of February 2005, our base of intellectual property included five issued and eight pending U.S. patents, three U.S. trademark registrations, five pending U.S. trademark application, ten foreign trademark registrations and one pending foreign trademark applications. The majority of our patent applications concern our knowledgebase technology, including processes relating to the relative usefulness ranking and the order of display of retrieved information in the knowledgebase; the ability of the knowledgebase to suggest related information to a user accessing the knowledgebase; and the ability of the knowledgebase to produce a relational map of help information items based on the historical usage patterns of customers accessing the knowledgebase.

The following is a summary of our issued US patents:

Implicit Rating of Retrieved Information in an Information Search System.  This process relates to an information search and retrieval system through a network, such as the Internet, in which the relative usefulness ranking and the order of display of the retrieved information in the knowledgebase is adjusted based on actions taken by a user. This patent continues until April 2020.

Temporal Updates of Relevancy Rating of Retrieved Information in an Information Search System.  This process relates to an information search and retrieval system through a network, such as the Internet, in which the relative usefulness ranking and the order of display of the retrieved information in the knowledgebase is adjusted based on the amount of time elapsed since the particular information was last accessed. This patent continues until April 2020.

Usage Based Strength between Related Information in an Information Retrieval System.  This patent, which issued in January 2005, describes an information retrieval system in which information is displayed based on navigation behavior of previous users.  This patent continues until January 2025.

System and Method for Generating a Dynamic Interface via a Communications Network.  Our most recent patent, issued in February 2005, describes a system for dynamically adapting selections in an automatic phone support system.  This invention enables the provision of information from a dynamic knowledgebase via a telephone channel.  This patent continues until February 2025.

Display Screen for a Computer.  This is a design patent relating to the user interface to our software. This patent continues until March 2016.

Our three registered trademarks in the United States are RIGHTNOW, RIGHTNOW TECHNOLOGIES (stylized) and SMARTASSISTANT. Each of these marks is important to RightNow Service. We use our “RightNow” mark as a descriptor of all of our products. These marks continue indefinitely subject to continuous use and payment of registration fees at the statutorily required intervals. We also use the following common law marks “Locator,” “RightNow Metrics,” “RightNow Outbound,” “RightNow Marketing”, RightNow Sales”, “RightNow Service”, “Top-Line”, “Proactive”, “SmartSense”, “SmartConversion”, “ProServices”, “RightNow Live”, “RightPractices”, “RightStart”, “Talk RightNow”, and “SmartAttribute Technology”. Other trademarks, trade names or service marks appearing in this report are the property of their respective holders.

We also incorporate a number of third party software products into RightNow Service pursuant to relevant licenses. Some of the software is proprietary and some is open source. We use third party software for, among other things, spell checking certain foreign languages, improving graphics in our analytics module, language parsing, and locating and indexing documents on websites. These functions are peripheral in nature, we are not substantially dependent upon these third party software licenses and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software function ourselves.

Competition

The CRM software market consists of three separate market segments: (1) customer service, (2) sales force automation and (3) marketing automation. Within this segmentation, vendors are offering solutions through either on-demand or traditional on-premise delivery methods. We compete in all segments of the CRM software market, and believe that we are the leader in on-demand customer service within that market.

The market for CRM solutions is highly competitive and fragmented, and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants.  Competition has increased with our release of RightNow 7.0.  We expect the intensity of competition to increase in the future as existing competitors continue to develop their capabilities, as new companies enter our market and as we further expand into the CRM market.

We face competition from other companies currently providing customer service solutions, some of which offer hosted services, including Amdocs Limited, BMC Software Corporation, E.piphany, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., IBM Corporation, Kana Software, Inc., Microsoft Corporation, Oracle Corporation, SAP AG, salesforce.com, inc. and Siebel Systems, Inc. We also expect to compete with these and other companies as we further expand into the CRM market, and as they and others expand into the customer service segment. In addition, our solutions compete with CRM systems that are developed and maintained internally by businesses, as well as CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors. We also face competition from outsourced contact center providers who bundle solutions and agent labor in their service offerings. To the extent our competitors have an existing relationship with a potential client, that client may be unwilling to switch vendors due to the time and financial commitments already made with our competitors.

Many of our current and potential competitors have longer operating histories and larger presence in the general CRM market, greater name recognition, access to larger customer bases and substantially greater financial, technical, sales and marketing, management, service, support and other resources than we have. As a result, such competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements or devote greater resources to the promotion and sale of their products than we can. In addition, many of our current and potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential clients, alliance partners or other third parties, or may combine and consolidate to become more formidable competitors with better resources.

New companies are entering the CRM software market, the on-demand applications market and the on-demand CRM market, or expanding from any one of these markets to the others. We expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the on-demand CRM market with competing products as the on-demand CRM market develops and matures. It is possible that these new competitors could rapidly acquire significant market share.

We believe the principal factors that generally determine a company’s competitive advantage in the on-demand customer service and broader CRM markets include the following:

•                  Low total cost of ownership and easily demonstrable cost-effective benefits for clients;

•                  Effectiveness in improving the quality of clients’ customer service departments;

•                  Broad product functionality to meet complex client process requirements;

•                  Ability to leverage information from customer interactions to more accurately target marketing efforts and enhance revenue opportunities;

•                  Speed and ease of implementation;

•                  Ease of use and associated high rates of utilization;

•                  System performance, security, scalability, flexibility and reliability;

•                  Ease of integration with existing applications and data;

•                  Availability and quality of implementation, consulting and education services;

•                  Quality of client care;

•                  Competitive sales and marketing capabilities; and

•                  Financial stability and reputation of the vendor.

We cannot assure you that we will be successful in all or any of these areas that we believe contribute to competitive advantage, or that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2004, we had 403 full-time employees. Of the total employees, we had 163 in sales and marketing, 88 in software development, 71 in professional services, 31 in technical support, 35 in finance and administration and 15 in hosting operations. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 2.  Properties

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Bozeman, Montana, where we lease approximately 30,000 square feet with a term that expires in March 2011, and approximately 13,000 square feet under two leases with terms that expire in March and April 2005.  We expect to renew the leases that expire in March and April 2005 on similar terms.  We plan to enter into a five-year lease for approximately 13,000 square feet of additional office space in Bozeman, Montana, that will be available in mid-2005. We also currently occupy a number of domestic and international sales and service offices in California, New Jersey, Texas, Australia, Japan and the United Kingdom, where we lease an aggregate of approximately 29,000 square feet under multiple leases, which have terms that expire between November 2005 and March 2011.  We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 9(a) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” for information regarding our lease obligations.

Item 3.  Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol RNOW.  The table below reflects the quarterly high and low per share sales prices of our common stock for the period August 5, 2004, the first day of public trading of our common stock, through December 31, 2004, as reported by the Nasdaq National Market.  These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.  Prior to August 5, 2004, there was no established public trading market for our common stock.

	High	Low
Quarter ended September 30, 2004	$12.98	$6.67
Quarter ended December 31, 2004	20.99	12.15

Holders

On February 14, 2005, there were approximately 250 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock since converting from an S corporation to a C corporation at the end of 1999.  We currently intend to retain future earnings, if any, to finance the growth and development of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.  Furthermore, our bank credit facility with our secured lender currently prohibits us from paying cash dividends on our common stock without the bank’s prior written consent.

Unregistered Sales of Equity Securities

None.

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

The offering commenced on August 5, 2004. Under the registration statement, we registered 7,245,000 shares of common stock, including shares subject to the underwriters’ over-allotment option, on behalf of RightNow and a selling stockholder, for an aggregate offering price of $50,715,000 and a per share price to the public of $7.00. Of the total shares registered, 6,416,961 shares, including shares sold upon exercise of the underwriters’ over-allotment option, were sold by us for an aggregate offering price of $44,918,727 and a per share price to the public of $7.00, and 321,945 shares, including shares sold upon exercise of the underwriters’ over-allotment option, were sold by the selling stockholder for an aggregate offering price of $2,253,615 and a per share price to the public of $7.00. The offering terminated following the sale of the shares described above.

In connection with the offering of the shares sold by us, we paid an aggregate of $3.3 million in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth the costs and expenses, other than underwriting discounts and commissions, incurred by us in connection with the offering, including the shares offered by the selling stockholder (in thousands).

Legal fees and expenses	$709
Accounting fees and expenses	369
Printing and engraving expenses	349
Nasdaq National Market listing fee	100
SEC registration fee	11
NASD filing fee	9
Transfer agent and registrar fees	5
Blue Sky fees and expenses	9
Miscellaneous expenses	240
Total expenses of offering	$1,801

After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $40 million. We did not receive any proceeds from the sale of shares by the selling stockholder. We currently intend to use the offering net proceeds for general corporate purposes as described in the prospectus for the offering. We are currently assessing the specific uses and allocations for these net proceeds. Pending these uses, the net proceeds from the offering are invested in short-term, interest-bearing, investment-grade securities. None of the expenses and none of our net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of RightNow or their associates, persons owning 10% or more of any class of equity securities of RightNow, or an affiliate of RightNow.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our common stock in the fourth quarter of 2004.

Item 6.        Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.  The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004 and 2003 are derived from audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data for the years ended December 31, 2001 and 2000, and the consolidated balance sheet data at December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not included in this report.  The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Software, hosting and support	$10,549	$18,998	$23,338	$29,300	$49,764
Professional services	758	2,009	3,603	6,579	12,000
Total revenue	11,307	21,007	26,941	35,879	61,764
Cost of revenue:
Software, hosting and support	3,306	4,636	4,279	5,263	6,741
Professional services	485	1,335	2,156	3,740	7,206
Total cost of revenue	3,791	5,971	6,435	9,003	13,947
Gross profit	7,516	15,036	20,506	26,876	47,817
Operating expenses:
Sales and marketing	20,756	22,050	15,939	20,809	31,986
Research and development	3,639	4,584	4,117	5,915	7,807
General and administrative	3,375	3,973	2,842	3,518	4,621
Total operating expenses	27,770	30,607	22,898	30,242	44,414
Income (loss) from operations	(20,254)	(15,571)	(2,392)	(3,366)	3,403
Interest and other income (expense), net	607	229	(357)	(215)	146
Income (loss) before income taxes	(19,647)	(15,342)	(2,749)	(3,581)	3,549
Provision for income taxes	—	—	—	(539)	(100)
Net income (loss)	(19,647)	(15,342)	(2,749)	(4,120)	3,449
Preferred stock accretion	—	—	(33)	(13)	(8)
Net income (loss) allocated to common stock	$(19,647)	$(15,342)	$(2,782)	$(4,133)	$3,441
Earnings (loss) per share(1):
Basic	$(1.42)	$(1.10)	$(0.19)	$(0.28)	$0.17
Diluted	(1.42)	(1.10)	(0.19)	(0.28)	0.12
Shares used in the computation (1):
Basic	13,810	14,006	14,284	14,560	20,738
Diluted	13,810	14,006	14,284	14,560	28,940

(1)          See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of basic and diluted earnings (loss) per share and for an explanation of the determination of the number of weighted average shares used for such calculations.

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,128	$6,258	$8,038	$8,360	$18,944
Short-term investments	—	—	—	—	31,188
Working capital (deficit)	9,033	(6,553)	(6,082)	(9,024)	32,732
Total assets	28,741	18,625	23,102	29,386	88,309
Deferred revenue	17,160	18,875	24,683	35,553	49,125
Long-term debt, less current portion	—	1,185	940	484	—
Redeemable convertible preferred stock	31,075	32,340	32,373	32,398	—
Total stockholders’ equity (deficit)	(23,345)	(38,683)	(41,291)	(45,254)	31,101

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those projected in the forward-looking statements as a result of certain factors, including those discussed in “Risk Factors,” “Business” and elsewhere in this report. We assume no obligation to update the forward-looking statements or such factors.

Overview

We are a leading provider of on-demand software solutions for the customer relationship management market. We offer a broad suite of solutions to address the customer service, sales and marketing requirements of large, medium and small enterprises.

We released our initial version of RightNow Service in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products complementary to our RightNow Service solution, including RightNow Metrics and RightNow Locator. In 2003, we introduced an e-mail marketing automation solution, RightNow Outbound.  In October 2004, we introduced RightNow CRM 7.0, an integrated solution for customer service, sales and marketing organizations.  To date more than 90% of our revenue has been generated by RightNow Service.

Our client base currently consists of more than 1,200 active clients who in the year ended December 31, 2004 served more than 500 million customer interactions, or unique sessions hosted by our solutions. Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities. The percentage of our clients electing the hosted option was approximately 87% at December 31, 2004, an increase from approximately 50% at December 31, 1999.

We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services.  Our term license agreements, which are generally two years in length but can range from six months to four years, include our software and related upgrades, hosting and support for the term of the agreement. The majority of our revenue in each of our last three years was derived from two-year term license agreements.  We also offer monthly term license agreements that contain a minimum commitment period of at least 12 months and include our software and related upgrades, hosting and support.  Perpetual licenses are typically sold with annual maintenance contracts that include upgrades, hosting and support.

Hosting and support agreements provide maintenance and management of our software at a third party facility, technical support for our software products, and unspecified product upgrades on a when and if available basis.

Professional services revenue is comprised of revenue from consulting, education and development services, and reimbursement of related travel costs.  Consulting and education services include implementation and best practices consulting.  Development services include customizations and integrations for a client’s specific business application.

Our software license agreements include capacity-based fees, which are measured primarily by web pages served and user seats, and certain fixed fees. A number of our agreements provide for additional fees for usage above established levels, which are billed and recognized into revenue when earned.

Professional services, consisting of consulting, education and development services, are sold with initial license agreements and periodically over the client engagement. The average deployment time for our clients is 50 days. We typically invoice clients for the entire amount at the beginning of the agreement with payment generally due within 30 days for our term and perpetual license agreements, or due monthly for our monthly agreements.  Our typical education courses are billed on a per person, per class basis.

Depending on the size and complexity of the client project, our consulting or development services contracts are either fixed price/fixed scope or, less frequently, billed on a time and materials basis. We have determined that the professional services element of our software arrangements is not essential to the functionality of the software.  We have also determined that our professional services: a) are available from other vendors; b) do not involve a significant degree of risk or unique acceptance criteria; and c) qualify for separate accounting as we have sufficient experience in providing such services.

Cost of Revenue and Operating Expenses

Cost of Revenue.   Cost of revenue consists primarily of salaries and related expenses for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for interactive voice self-service applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, payroll taxes and employee benefits, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category.

Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we were able to reduce hosting costs as a percentage of total revenue in 2002, 2003 and 2004, despite significant increases in the number of hosted clients and the level of customer interactions.

As our client base and solutions usage grows, we intend to continue to invest additional resources in our hosting services, technical support and professional services. We expect our professional services costs to increase in absolute dollars as we increase our professional services as a percentage of total revenue. Because cost as a percentage of revenue is higher for professional services revenue than for software, hosting and support revenue, an increase in professional services as a percentage of total revenue reduces gross profit as a percentage of total revenue. During 2002, 2003 and 2004, increases in gross profit as a percentage of total revenue resulting from economies of scale in hosting and technical support were partially offset by increases in professional services as a percentage of total revenue.

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

General and Administrative Expenses.  General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the growth of our business. We anticipate that we will also incur additional employee salaries and related expenses, professional service fees and insurance costs related to the growth of our business and compliance with the requirements of a public company.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These assumptions are affected by management’s application of accounting policies.  Our critical accounting policies include: revenue recognition; valuation of receivables and deferred tax assets; and accounting for equity-based compensation.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

Software, hosting and support revenue is comprised of fees from term and perpetual licenses of the Company’s software, hosting and support.  To date we have not entered into an arrangement solely for the license of products and, therefore we have not demonstrated vendor specific objective evidence, or VSOE, of fair value of the license element.  Consequently, we recognize revenue for the fees associated with the term license and the related hosting and support ratably over the term of the agreement, which is generally two years, but can range between six months and four years.  We have established VSOE for the annual hosting and support elements sold with each perpetual license based on the price paid when sold separately.  Accordingly, we recognize revenue for each perpetual license using the residual method in accordance with Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.

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

Valuation of Receivables

We regularly assess the collectibility of outstanding customer invoices and, in so doing, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables.  In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay.  Actual customer collections could differ from our estimates and exceed our related loss allowance.

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

We have established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of our net operating loss carryforwards, tax credits, and deductible timing differences.  The uncertainty of realizing these tax benefits is based primarily on our lack of historical earnings.

Equity-Based Compensation

We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Option, or APB, No. 25, Accounting for Stock Issued to Employees, and we make pro forma disclosure regarding employee stock-based compensation using the fair value method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF No. 96-18, Accounting for Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

In measuring the cost of equity-based compensation, we make assumptions regarding our stock price volatility and the average expected life of our outstanding stock options.  Our assumptions are based on historical information, some of which was developed when we were a private company.  Actual results could differ from our assumptions.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25.  Public companies are required to apply 123R as of the first interim or annual reporting period that begins after June 15, 2005.  123R covers a wide range of share-based compensation, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The statement requires the recognition of compensation cost related to share-based payment plans to be recognized in financial statements based on the fair value of the equity or liability instruments issued.  We expect adoption of the provisions of 123R beginning in our third fiscal quarter ending September 30, 2005 will materially and adversely affect our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. We do not expect the accounting change to materially affect our liquidity because equity-based compensation is a non-cash expense.

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Year Ended December 31,
	2002	2003	2004

Revenue:
Software, hosting and support	87%	82%	81%
Professional services	13	18	19
Total revenue	100	100	100
Cost of revenue:
Software, hosting and support	16	15	11
Professional services	8	10	12
Total cost of revenue	24	25	23
Gross profit	76	75	77
Operating expenses:
Sales and marketing	59	58	51
Research and development	15	16	13
General and administrative	11	10	7
Total operating expenses	85	84	71
Income (loss) from operations	(9)	(9)	6
Interest and other income (expense), net	(1)	(1)	—
Income (loss) before income taxes	(10)	(10)	6
Provision for income taxes	—	(1)	—
Net income (loss)	(10)%	(11)%	6%

The following table sets forth our on-demand customer interactions, percentage of clients hosting, and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2002	2003	2004

Customer interactions (in millions)	146	249	502
Percentage of clients hosting	82%	84%	87%
Revenue by type:
Recurring (term licenses, hosting and support)	74%	67%	59%
Perpetual licenses	13	15	22
Professional services	13	18	19
Revenue by geography in:
United States	81%	76%	73%
Europe	15	18	21
Asia Pacific	4	6	6

Overview of 2004 and Outlook

Revenue for 2004 increased 72% over 2003.  Gross profit for 2004 was 77% of total revenue, up from 75% of total revenue for 2003.  The improved revenue and gross profit in 2004 resulted in operating income of $3.5 million for 2004 as compared to an operating loss of $3.6 million for 2003.

The increase in revenue for the year ended December 31, 2004 over 2003 resulted primarily from higher revenue per client and growth in the number of our clients.  Revenue per client improved primarily due to the release of broader product offerings that were launched in late 2003 and 2004, and a corresponding increase in service offerings.  During 2004 we continued to invest in our operations by adding sales personnel to focus on new client acquisition, professional services personnel to support our solution offerings, and software developers to broaden and enhance our solution offerings.

For the year ended December 31, 2004, we generated $6.7 million of cash from operations compared to $4.3 million of cash in 2003, and increased our deferred revenue to $49.1 million at December 31, 2004 from $35.6 million one year earlier.  In 2004, we signed 311 new customers to bring our total active client base to 1,232, or 19% more than the 1,036 active clients at December 31, 2003.

During the third quarter of 2004, we raised approximately $40 million through our initial public offering of common stock.  In the fourth quarter of 2004, we released RightNow 7.0, a broad suite of software solutions for customer service, sales and marketing functions.

As of December 31, 2004 we had an accumulated deficit of $41 million.  This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.  We intend to continue to invest in our sales and marketing activities, product development and business infrastructure.  During periods of investment and growth, because the majority of expenses are recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses.

Years Ended December 31, 2002, 2003 and 2004

Revenue

	Year Ended December 31,
(Amounts in thousands)	2002	2003	Percent Change	2004	Percent Change
Software, hosting and support	$23,338	$29,300	26%	$49,764	70%
Professional services	3,603	6,579	83	12,000	82
Total revenue	$26,941	$35,879	33%	$61,764	72%

Total revenue for 2004 was $61.8 million, an increase of $25.9 million, or 72%, over total revenue of $35.9 million for 2003.

Software, hosting and support revenue for 2004 was $49.8 million, an increase of $20.5 million or 70% over software, hosting and support revenue of $29.3 million for 2003.  The revenue growth resulted from a 46% increase in revenue per client, combined with a 16% increase in average number of clients.  Recurring revenue per client increased 30% in 2004 over 2003 due to contract upgrades and renewals, and the release of new products in late 2003.  Client interactions, a measure of the volume of unique sessions hosted by our software, grew more than 100% in 2004 over 2003.    Growth in average number of clients occurred primarily from emphasis within our sales organization on new client acquisition. We had 1,232 active clients at December 31, 2004 compared to 1,036 active clients at December 31, 2003.

Perpetual software license revenue in the second, third and fourth quarters of 2004 ranged from 21% to 26% of total revenue as compared to a range of 12% to 18% of total revenue in prior quarters.  As a result, perpetual software license revenue in 2004 increased to 22% of total revenue as compared to 15% in 2003.  The mix of perpetual license revenue may affect our profitability in any given period since it is recorded into revenue in full upon delivery instead of being ratably recognized into revenue over time, as is the case with term licenses.  We believe perpetual license revenue increased in 2004 because of the growing strategic importance of our products in client organizations, and also because our client planning horizons have lengthened.

Professional services revenue increased 82% to $12 million in 2004 from $6.6 million in 2003.  Average professional services revenue per client increased 57% in 2004 over 2003, while average number of clients increased 16%.  Revenue per client increased in 2004 largely as a result of our focus on expanding service offerings provided in conjunction with the broader product offerings.  We increased our professional services staff to 71 employees at December 31, 2004 from 41 employees at December 31, 2003.

The mix of professional services revenue also affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue.  We expect professional services revenue to gradually increase as a percent of total revenue in 2005 from our emphasis on providing, and anticipated client demand for, best practice consulting services.

Revenue from European customers grew to $12.8 million in 2004 from $6.5 million in 2003, and revenue from Asia Pacific clients grew to $3.8 million in 2004 from $2.3 million in 2003.  Total revenue outside the United States was 27% of total revenue in 2004 and 24% of total revenue in 2003.  The increase in revenue outside the United States occurred primarily from expansion of our international sales and marketing activities.

Total revenue for 2003 was $35.9 million, an increase of $9 million, or 33%, over total revenue of $26.9 million for 2002.

Software, hosting and support revenue for 2003 was $29.3 million, an increase of $6 million or 26% over software, hosting and support revenue of $23.3 million for 2002.  The increase resulted from a 35% increase in revenue per client, partially offset by a 7% decrease in average number of clients.  The increase in revenue per client was primarily due to our emphasis on deploying our solution broadly within the client organization as evidenced by an increase in customer interactions.  The decrease in average number of clients was primarily due to our emphasis within the sales organization on existing client relationships instead of new client acquisition.  We had 1,036 active clients at December 31, 2003 compared to 953 active clients at December 31, 2002.  During 2003, term licenses accounted for 67% of our total revenue, as compared to 74% of our total revenue in 2002.  Perpetual software license revenue was 15% of total revenue in 2003 as compared to 13% of total revenue in 2002.

Professional services revenue for 2003 was $6.6 million or 18% of total revenue, an increase of $3.0 million or 82% over professional service revenue of $3.6 million for 2002, which was 13% of total revenue. The increase resulted from a 96% increase in professional services revenue per client, partially offset by a 7% decrease in average number of clients. The increase in professional services revenue per client is primarily due to an increase in service offerings for deployment over the lifecycle of the client engagement.

Revenue in Europe and Asia Pacific for the year ended December 31, 2003 was $8.7 million or 24% of total revenue for the year, compared to $5.0 million or 19% of total revenue in 2002. The increase in revenue outside of the United States resulted from expansion of our international sales and marketing activities.

Cost of Revenue

	Year Ended December 31,
(Amounts in thousands)	2002	2003	Percent Change	2004	Percent Change
Software, hosting and support	$4,279	$5,263	23%	$6,741	28%
Professional services	2,156	3,740	74	7,206	93
Total cost of revenue	$6,435	$9,003	40%	$13,947	55%

Total cost of revenue for 2004 was $13.9 million, an increase of $4.9 million, or 55%, over total cost of revenue of $9.0 million for 2003.

The cost of software, hosting and support increased 28% to $6.7 million in 2004 from $5.3 million in 2003.  The growth in costs was driven by staff additions which increased salaries and related employee costs by $473,000, higher third-party hosting service costs of $316,000, increased equipment depreciation and amortization expenses of $261,000, and incremental third-party costs of security monitoring and interactive voice self-service of $245,000.  The average employee count in our hosting and support operations was 43 in 2004 as compared to 34 in 2003.  As a percent of the associated revenue, cost of software, hosting and support declined to 14% in 2004 from 18% in 2003, primarily due to economies of scale achieved in providing hosting and support services over a broader base of customers. We increased our hosting capacity with the completion of our Asia Pacific and Europe/Middle-East/Asia pods within our existing data centers in California and New Jersey in 2004.

Professional services costs increased 93% to $7.2 million in 2004 from $3.7 million in 2003 mostly due to growth in professional services staff.  We had, on average, 51 employees in our professional services group in 2004 as compared to 32 employees in 2003.  The employee growth added approximately $2.6 million in salaries and related expenses and approximately $715,000 in additional travel and living expenses.  Professional services costs increased to 60% of the associated revenue in 2004 from 57% in 2003, due to internal requirements for training and education and customer scheduling requirements.  We plan to further expand our professional services organization and these costs may continue to vary as a percentage of professional services revenue in the future.

The total cost of revenue for 2003 was $9.0 million, an increase of $2.6 million, or 40%, over total cost of revenue of $6.4 million for 2002.

The cost of revenue for software, hosting and support in 2003 was $5.3 million, an increase of $984,000 or 23%, over the cost of such revenue of $4.3 million in 2002. Cost of revenue for software, hosting and support increased in absolute dollars largely due to increased expenses required to support additional clients and significantly higher levels of our clients’ customer interactions. Incremental 2003 expenses included salaries and related costs of $471,000, depreciation and amortization expenses of $282,000 and third party services of $131,000. Cost of revenue declined for software hosting and support slightly as a percentage of total revenue to 15% in 2003 from 16% in 2002 as a result of economies of scale in hosting and technical support.  Average employee count in hosting and support was 34 in 2003 and 29 in 2002.

The cost of revenue for professional services in 2003 was $3.7 million, an increase of $1.6 million, or 73%, over the cost of such revenue of $2.2 million in 2002. This increase was attributable to an increase in professional services staff to support expanded service offerings. Incremental expenses included salaries and related costs of $1.4 million and travel costs of $248,000.  Average employee count in our professional services group was 32 in 2003 compared to 21 in 2002.

Operating Expenses

	Year Ended December 31,
(Amounts in thousands)	2002	2003	Percent Change	2004	Percent Change
Sales and marketing	$15,939	$20,809	31%	$31,986	54%
Research and development	4,117	5,915	44	7,807	32
General and administrative	2,842	3,518	24	4,621	31
Total operating expenses	$22,898	$30,242	32%	$44,414	47%

Sales and Marketing Expenses

Sales and marketing expenses of $32 million in 2004 were 54%, or $11.2 million, greater than expenses of $20.8 million in 2003 mostly due to employee additions.  We had, on average, 147 employees in our sales and marketing organization in 2004 compared to 113 in 2003.  The employee growth added approximately $5.3 million in salaries and related expenses, and $782,000 in travel and living expenses.  In addition, sales incentive costs increased by $4.6 million in 2004 over 2003 from higher sales volume.

Sales and marketing expenses for 2003 were $20.8 million, an increase of $4.9 million or 31% over sales and marketing expenses of $15.9 million in 2002. Approximately $2.6 million of this increase was due to higher salaries and related costs due to the addition of 25 full-time sales and marketing employees in 2003. Sales and marketing expenses also included higher commission expense of $1.2 million associated with the higher sales, and an increase of $525,000 in public relations and client outreach programs.  Average employee count in our sales and marketing organization was 113 in 2003 and 102 in 2002.

Research and Development Expenses

Research and development expenses in 2004 were $7.8 million, an increase of $1.9 million or 32% more than costs of $5.9 million in 2003.  We added 22 employees to our research and development staff during 2004, which increased salaries and related expenses by approximately $1.5 million.   We also incurred higher third-party development costs for language translations and technical manuals.  Average employee count in our research and development group was 79 in 2004 as compared to 64 in 2003.

Research and development expenses in 2003 were $5.9 million, an increase of $1.8 million or 44% over research and development expenses of $4.1 million in 2002. The increase in research and development expenses was due to additional salaries and related costs as we increased the number of our research and development employees in order to expand and deepen our software offerings.  Average employee count in our research and development group was 64 in 2003 compared to 45 in 2002.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 31%, to $4.6 million in 2004 from $3.5 million in 2003.  Employee additions to our general and administrative group added $609,000 of salaries and related expenses during the year, while legal and other third-party fees added $450,000.  The increase in legal and other professional services was due to fees to obtain technology and patent licenses and the compliance requirements of being a public company.  Average employee count in our general and administrative group was 31 in 2004 as compared to 24 in 2003.

General and administrative expenses for 2003 were $3.5 million, an increase of $676,000 or 24% over general and administrative expenses of $2.8 million for 2002. The absolute dollar increase was largely due to a $302,000 increase in salaries and related expenses to support our business growth, and a $214,000 increase in legal fees related to obtaining technology licenses and patent rights.  Average employee count in our general and administrative group was 24 in 2003 compared to 22 in 2002.

Interest and Other Income (Expense), Net

	Year Ended December 31,
(Amounts in thousands)	2002	2003	Percent Change	2004	Percent Change
Interest income	$108	$142	31%	$390	174%
Interest expense	(485)	(371)	(24)	(249)	(33)
Other	20	14	(30)	5	(64)
Total interest and other income (expense), net	$(357)	$(215)	(40)%	$146	168%

Net interest and other income was $146,000 in 2004 as compared to net interest expense of ($215,000) in 2003.  Interest income grew to $390,000 in 2004 mostly due to the investment of proceeds from our initial public offering in short-term, interest-earning securities.  Interest expense declined in 2004 to ($249,000) mostly due to the full pay down of debt balances during the year.

Net interest and other expense was ($215,000) in 2003, a decrease in expense of $142,000 or 40% from ($357,000) in 2002. This decrease resulted primarily from reducing debt principal balances by $2.4 million during 2003.

Provision for Income Taxes

The provision for income taxes of ($100,000) in 2004 was approximately 3% of pre-tax income, and consisted of foreign tax withholdings, federal and state alternative minimum taxes, and state minimum taxes paid.  Our 2004 effective income tax rate was lower than the statutory rate primarily due to the utilization of net operating loss carry forwards.  Our effective tax rate in 2005 will depend on a number of factors, such as the amount of stock compensation expense to be recorded in the latter part of the year under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

In filing our 2003 U.S. Federal income tax return in September 2004, we elected to change our method of tax accounting as it relates to prepaid revenues, in accordance with the provisions of Internal Revenue Service Revenue Procedure 2004-34.  The election allows the deferral of income over the term of the agreements, subject to certain limitations, resulting in a closer alignment of our taxable income with our book income.  The election has the effect of increasing our net operating loss carry forwards by $8.4 million and decreasing deductible timing differences by the same amount.  There was no affect on our overall deferred tax assets.

At December 31, 2004, we had $18.3 million of net deferred tax assets that have been reserved in full by a valuation allowance.  In the future, if available evidence indicates that it is more likely than not that some or all of our deferred taxes are realizable, we will record a income tax benefit in the amount of the asset recognized.  At that time, our effective income tax rate will likely increase.

The provision for income taxes of $539,000 in 2003 represented state income taxes incurred due to the suspension of the use of operating loss carryforwards, other state minimum taxes and the recording of a valuation allowance against foreign tax credits. There was no income tax expense or benefit in 2002.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters through December 31, 2004. This information is unaudited but, in management’s opinion, has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments that our management considers necessary for a fair presentation of the information for the quarters presented.

This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(Unaudited) (In thousands)
Revenue:
Software, hosting and support	$6,276	$6,940	$7,457	$8,627	$10,720	$11,709	$12,976	$14,359
Professional services	1,531	1,304	1,763	1,981	2,137	3,053	3,450	3,360
Total revenue	7,807	8,244	9,220	10,608	12,857	14,762	16,426	17,719
Cost of revenue:
Software, hosting and support	1,225	1,337	1,342	1,359	1,579	1,636	1,729	1,797
Professional services	736	765	967	1,272	1,310	1,573	1,979	2,344
Total cost of revenue	1,961	2,102	2,309	2,631	2,889	3,209	3,708	4,141
Gross profit	5,846	6,142	6,911	7,977	9,968	11,553	12,718	13,578
Operating expenses:
Sales and marketing	4,402	4,696	5,389	6,322	6,848	8,037	8,055	9,046
Research and development	1,439	1,480	1,489	1,507	1,805	1,807	2,028	2,167
General and administrative	766	795	978	979	1,153	1,016	1,164	1,288
Total operating expenses	6,607	6,971	7,856	8,808	9,806	10,860	11,247	12,501
Income (loss) from operations	(761)	(829)	(945)	(831)	162	693	1,471	1,077
Interest and other income (expense), net	(117)	(35)	(65)	2	(64)	(46)	30	226
Income (loss) before income taxes	(878)	(864)	(1,010)	(829)	98	647	1,501	1,303
Provision for income taxes	(3)	—	—	(536)	(18)	(13)	(61)	(8)
Net income (loss)	$(881)	$(864)	$(1,010)	$(1,365)	$80	$634	$1,440	$1,295

The following table sets forth, for each of the periods indicated, the percentage of total revenue represented by selected items in our consolidated statements of operations:

	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(Unaudited)
Revenue:
Software, hosting and support	80%	84%	81%	81%	83%	79%	79%	81%
Professional services	20	16	19	19	17	21	21	19
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Software, hosting and support	16	16	15	13	12	11	11	10
Professional services	9	9	10	12	10	11	12	13
Total cost of revenue	25	25	25	25	22	22	23	23
Gross profit	75	75	75	75	78	78	77	77
Operating expenses:
Sales and marketing	57	57	58	60	53	55	49	52
Research and development	18	18	16	14	14	12	12	12
General and administrative	10	10	11	9	9	7	7	7
Total operating expenses	85	85	85	83	76	74	68	71
Income (loss) from operations	(10)	(10)	(10)	(8)	2	4	9	6
Interest and other expense, net	(1)	—	(1)	—	(1)	—	—	1
Income (loss) before income taxes	(11)	(10)	(11)	(8)	1	4	9	7
Provision for income taxes	—	—	—	(5)	—	—	—	—
Net income (loss)	(11)%	(10)%	(11)%	(13)%	1%	4%	9%	7%

The following table sets forth our deferred revenue and cash generated (used) from operations, our on-demand customer interactions and percentage of clients hosting and our revenue by type and geography expressed as a percentage of total revenue, for each of the periods indicated:

	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(Unaudited)
Deferred revenue (in thousands)	$27,803	$30,571	$32,160	$35,553	$36,729	$40,777	$44,491	$49,125
Cash provided by operations (in thousands)	578	495	2,438	808	333	2,022	1,063	3,320
Customer interactions (in millions)	53	56	63	77	102	110	140	150
Percentage of clients hosting	83%	83%	85%	84%	85%	85%	86%	87%

Revenue by type:
Recurring (term licenses, hosting and support)	68%	69%	67%	63%	66%	56%	58%	55%
Perpetual licenses	12	15	14	18	17	23	21	26
Professional services	20	16	19	19	17	21	21	19
Revenue by geography:
Americas	82%	77%	67%	77%	71%	74%	76%	71%
Europe	16	15	25	16	19	24	19	20
Asia Pacific	2	8	8	7	10	2	5	9

Total revenue increased sequentially in each of the quarters presented primarily due to increases in the number of new clients, increases in the average transaction sizes, contract renewals and deferred revenue recognition. Professional services revenue as a percentage of the total revenue increased in the quarters ended June 30, 2004 and September 30, 2004 as we expanded our service offerings, and decreased in the quarters ended June 30, 2003 and December 31, 2004 due to a lower number of development and consulting services performed. Cost of revenue for software, hosting and support trended lower in the six quarters ended December 31, 2004 due to increasing efficiencies in our hosting and technical support operations resulting from the higher volume of our clients’ customer interactions.

The mix of term and perpetual software licenses sold in each quarter impacts our quarterly results of operations. For example, in the quarters ended June 30, 2004, September 30, 2004, and December 31, 2004, perpetual licenses represented a higher proportion of our revenue than in other periods because, we believe, our products are becoming increasingly important in our client operations and our client planning horizons have lengthened.  Accordingly, revenue was favorably impacted in those quarters and total operating expenses, particularly research and development and general and administrative, as a percentage of total revenue in those quarters, were lower.

Sales and marketing expenses in absolute dollars were higher in the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 due to higher rates of commissions earned on new agreements for the quarter. However, sales and marketing expenses as a percentage of revenue were lower in each of the quarters in 2004 compared to 2003 due to higher rates of sales productivity.

The amount and timing of our operating results generally will vary from quarter to quarter depending on our level of actual and anticipated business activities. Factors affecting quarterly operating results can include, but are not limited to:

•                  our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•                  changes in the volume and mix of term and perpetual licenses sold in a particular quarter, because perpetual license revenue is recorded in full into revenue upon delivery whereas term license revenue is recorded ratably over time;

•                  our policy of expensing sales commissions at the time of invoice, while the majority of our revenue is deferred and recognized ratably over future periods;

•                  changes in the mix of revenue between professional services and software, hosting and support;

•                  changes in the mix of voice self-service application sold and/or usage volume, and the corresponding third party fees for voice processing;

•                  the timing and success of new product introductions or upgrades by us or our competitors;

•                  changes in our pricing policies or those of our competitors;

•                  our ability to expand our operations, and the amount and timing of expenditures related to this expansion;

•                  the cost and availability of hosting services at co-location facilities;

•                  our ability to continue to realize efficiencies from our hosting and technical support operations;

•                  changes in the payment terms for our products and services;

•                  the purchasing and budgeting cycles of our clients;

•                  the rate of success of our domestic and international expansion;

•                  our ability to retain, recruit and hire key executives and technical and sales and marketing personnel;

•                  costs related to the development or acquisition of technologies, products or businesses;

•                  seasonality in certain of our clients’ purchasing habits; and

•                  general economic, industry and market conditions.

Our revenue and operating results are difficult to forecast and may fluctuate, and we believe that quarter-to-quarter comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of our future performance. We do not consider our business to be seasonal, although we see some patterns of increased purchasing when our clients’ fiscal years are ending. Our U.S. federal government clients’ fiscal years end in September and most of our Japanese clients’ fiscal years end in March.

Liquidity and Capital Resources

	Year Ended December 31,
(Amounts in thousands)	2002	2003	Percent Change	2004	Percent Change

Deferred revenue	$24,683	$35,553	44%	$49,125	38%
Cash provided by operating activities	1,943	4,319	122	6,738	56

We have historically funded our operations with cash from operations, equity financings and debt borrowings.  In August 2004 we completed our initial public offering of approximately 6.4 million shares of common stock and received net proceeds of approximately $40.0 million.  The offering proceeds are invested in interest-earning securities.  During the quarter ended September 30, 2004, we repaid all of our outstanding long-term debt.

At December 31, 2004, cash and cash equivalents, and short-term investments, totaled $50.1 million.   In addition to our cash and short-term investments, other sources of liquidity at December 31, 2004 included a $3.0 million bank line of credit facility, under which there were no borrowings in 2004.

Operating activities provided $6.7 million of cash during the year ended December 31, 2004, as compared to $4.3 million of cash from operations in 2003.  The fourth quarter of 2004 represented our eleventh consecutive quarter of cash positive operations.  The majority of our cash from operations in 2004 was from growth in deferred revenue, net income, and non-cash charges, partially offset by growth in receivables.  Cash from operations in 2003 was generated by growth in deferred revenue.  We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue.   In periods of increasing sales, we would expect growth in accounts receivable and deferred revenue which, historically, has provided funding for operations.  A change in the billing practice resulting in delayed payment terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented 6% of current accounts and term receivables at December 31, 2003 and 2004.  Accounts written off in 2004 increased $289,000 over 2003, and were constant as a percentage of new billings from year-to-year.  We regularly assess the adequacy of the allowance for doubtful accounts.  Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Cash required for income taxes was $100,000 in 2004 and $402,000 in 2003.  We do not expect to pay significant cash income taxes in 2005.

Investing activities required $35.5 million in cash during the year December 31, 2004 compared to $1.7 million in 2003.  The 2004 figure included net purchases of $31.2 million in short-term investments, $3.6 million in equipment acquisitions, and $691,000 of intangible asset acquisitions.  We expect to spend approximately $5 million for equipment and intangible asset acquisitions in 2005.

Financing activities provided $39.2 million in 2004, which included $40.0 million of proceeds from our initial public offering of common stock, and approximately $1.2 million of proceeds from the exercise of employee stock options and purchases under our employee stock purchase plan.  We had borrowed $1.7 million under long-term debt agreements during the first six months of 2004, and subsequently paid down all outstanding long-term debt during the third quarter 2004.

We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the next twelve months.   Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible acquisition of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products.  To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings.  Additional equity or debt financing may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$5,506	$1,265	$1,897	$1,577	$767
Purchase obligations	856	621	235	—	—
Total	$6,362	$1,886	$2,132	$1,577	$767

We lease our office facilities and certain office equipment under operating lease agreements that expire at various dates through 2011. Purchase obligations consist of agreements with third parties to provide co-location services for hosting operations, which do not have contractual payment obligations beyond one year. Except for these hosting service agreements, we generally do not enter into binding purchase commitments.

RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on RightNow, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

Although we experienced our first year of profitability in 2004, we may not be able to sustain or increase our profitability in the future.

Although we achieved profitability in 2004, we may not be able to continue to achieve profitability and have historically incurred operating losses in all prior years. We incurred net losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. As of December 31, 2004, we had an accumulated deficit of approximately $41 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to maintain profitability. Even if we continue to achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

Our quarterly results of operations may fluctuate in the future.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control.  If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.  Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•                  our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•                  changes in the volume and mix of term and perpetual licenses sold in a particular quarter, because perpetual license revenue is recorded in full into revenue upon delivery whereas term license revenue is recorded ratably over time;

•                  our policy of expensing sales commissions at the time of invoice, while the majority of our revenue is recognized ratably over future periods;

•                  changes in the mix of revenue between professional services and software, hosting and support;

•                  changes in the mix of voice self-service applications sold and/or usage volume, and the corresponding third party fees for voice processing;

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

Approximately 90% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date we have focused our business on providing solutions for customer service operations, we recently introduced RightNow CRM 7.0 to expand our solution offerings to the sales and marketing segments of the CRM market. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on-demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are unproven, which may harm our business, financial condition and results of operations.

We face intense competition, and our failure to compete successfully could make it difficult for us to add and retain clients and could reduce or impede the growth of our business.

The market for customer relationship management solutions is highly competitive and fragmented, and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. Competition has intensified with our release of RightNow CRM 7.0.  Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients, and our business, financial condition and results of operations will be seriously harmed.

We face competition from:

•                  companies currently providing customer service solutions, some of whom offer hosted services, including Amdocs Limited, BMC Software Corporation, E.piphany, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., IBM Corporation, Kana Software, Inc., Microsoft Corporation, Oracle Corporation, SAP AG, salesforce.com, inc. and Siebel Systems, Inc.;

•                  CRM systems that are developed and maintained internally by businesses;

•                  CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

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

The market for on-demand application services is at an early stage of development, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand application services in general and for on-demand customer service applications in particular. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. While we have supported and continue to support traditional on-site deployment of our software applications, widespread market acceptance of our on-demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

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

The majority of our solutions are sold pursuant to term license agreements that are subject to renewal every two years or less and our clients have no obligation to renew their licenses. Because a large portion of our clients are in their first or second terms, we are not able to consistently and accurately predict future renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, or the availability and pricing of competing products. If large numbers of existing clients do not renew their licenses, or renew their licenses on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new licenses generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 403 at December 31, 2004 from 322 at December 31, 2003. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

Part of the challenge that we expect to face in the course of our expansion is to maintain the high level of customer service to which our clients have become accustomed. To date, we have focused on providing personalized account management and customer service on a frequent basis to ensure our clients are effectively leveraging the capabilities of our solution. We believe that much of our success to date has been the result of high client satisfaction, attributable in part to this focus on client service. To the extent our client base grows, we will need to expand our account management, client service and other personnel, and third-party channel partners, in order to enable us to continue to maintain high levels of client service and satisfaction. If we are not able to continue to provide high levels of client service, our reputation, as well as our business, financial condition and results of operations, could be harmed.

If there are interruptions or delays in our hosting services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with clients and subject us to liability.

As of December 31, 2004, approximately 87% of our clients were using our hosting services for deployment of our software applications. We provide our hosting services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and New Jersey. We do not maintain long-term supply contracts with either of our co-location providers, and neither provider guarantees that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our co-location providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems located in our Montana headquarters have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at both the California and New Jersey co-location facilities. In the event that our co-location facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party co-location facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

We architect the system infrastructure and procure and own the computer hardware used at our hosting co-location facilities. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, cause us to issue credits or pay penalties or cause clients to fail to renew their licenses, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

If the security of our clients’ confidential information contained in our systems or stored by use of our software is breached or otherwise subjected to unauthorized access, our hosting service or our software may be perceived as not being secure and clients may curtail or stop using our hosting service and our solutions.

Our hosting systems and our software store and transmit proprietary information and critical data belonging to our clients and their customers. Any accidental or willful security breaches or other unauthorized access could expose us to a risk of information loss, litigation and other possible liabilities. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our clients’ data, our relationships with clients and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we and our third-party hosting co-location facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

We have significant international sales and are subject to risks associated with operating in international markets.

International sales comprised 27%, 24% and 19% of our revenue for the years December 31, 2004, 2003 and 2002, respectively. We intend to continue to pursue and expand our international business activities, and have recently started sales operations in Germany and France.  Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

•                  political, social and economic instability, including conflicts in the Middle East and elsewhere, terrorist attacks and security concerns in general;

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

The CRM industry is characterized by rapid technological advances, changes in client requirements, frequent new product and service introductions and enhancements, changes in protocols and evolving industry standards. Our hosted business model and the on-demand CRM market are relatively new and may evolve even more rapidly than the rest of the CRM market. Competing products and services based on new technologies or new industry standards may perform better or faster, or cost less, than our solutions and could render our solutions less competitive or obsolete. In addition, because our solutions are designed to operate on a variety of network hardware and software platforms using a standard Internet web browser, we will need to continuously modify and enhance our solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies and to integrate with our clients’ systems as they change and evolve. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. If we are unable to successfully develop and market new and enhanced solutions that respond in a timely manner to changing technology and evolving industry standards, and if we are unable to satisfy the diverse and evolving technology needs of our clients, our business, financial condition and results of operations will suffer.

Our failure to attract and retain qualified or key personnel may prevent us from effectively developing, marketing, selling, integrating and supporting our products.

Our success and future growth depends to a significant degree upon the skills, experience, performance and continued service of our senior management, engineering, sales, marketing, service, support and other key personnel. Specifically, we believe that our future success is highly dependent on Greg Gianforte, our founder, Chairman and Chief Executive Officer. In addition, we do not have employment agreements with any of our senior management or key personnel that require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. If we lose the services of Mr. Gianforte or any of our other key personnel, our business will be severely disrupted and we may be unable to operate effectively. We do not maintain

“key person” life insurance policies on any of our key employees except Mr. Gianforte. This life insurance policy would not be sufficient to compensate us for the loss of his services. Our future success also depends in large part upon our ability to attract, train, integrate, motivate and retain highly skilled employees, particularly sales, marketing and professional services personnel, software engineers, product trainers, and senior personnel. Competition for these personnel is intense, especially for engineers with high levels of expertise in designing and developing software and for senior sales executives.

If our solutions fail to perform properly or if they contain technical defects, our reputation will be harmed, our market share would decline and we could be subject to product liability claims.

Our software products may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with client expectations. Because our clients use our products for important aspects of their business, any errors or defects in, or other performance problems with, our products could hurt our reputation and may damage our clients’ businesses. If that occurs, we could lose future sales, or our existing clients could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a client may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws, patents and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. Any of our issued patents may not be broad enough to protect our proprietary rights or could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is generally expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Our product development efforts may be constrained by the intellectual property of others, and we may become subject to claims of intellectual property infringement, which could be costly and time-consuming.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our CRM product and service offerings, we may be constrained by the intellectual property of others. We have in the past been named as a defendant in lawsuits alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If any of our products violate third-party proprietary rights, we may be required to re-engineer our products or seek to obtain licenses from third parties, which may not be available on reasonable terms or at all. Because many of our license agreements require us to indemnify our clients from any claim or finding of intellectual property infringement, any such litigation or successful infringement claims could adversely affect our business, financial condition and results of operations. Any efforts to re-engineer our products, obtain licenses from third parties on favorable terms or license a substitute technology may not be successful and, in any case, may substantially increase our costs and harm our business, financial condition and results of operations. Further, our software products contain open source software components that are licensed to us under various public domain licenses, such as the GNU General Public License. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. Use of open source standards also may make us more vulnerable to competition because the public availability of open source software could make it easier for new market entrants and existing competitors to introduce similar competing products quickly and cheaply.

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

We cannot assure you that we will be able to identify or consummate any future acquisitions on favorable terms, or at all. If we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from the acquisitions.  It is also possible that the financial markets or investors will negatively view the acquisitions. Even if we successfully complete an acquisition, it could adversely affect our business, financial condition and results of operations.

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

Changes in the accounting treatment of stock options will adversely affect our results of operations.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments used, and is effective for interim and annual periods beginning after June 15, 2005.  SFAS 123R replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supercedes APB No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires us to value our employee stock option grants, transactions under our Employee Stock Purchase Plan, and other possible equity-based transactions, pursuant to a fair value formula, and then amortize that value against our reported earnings over the vesting period in effect for those transactions. We currently account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide the disclosure-only alternative of SFAS 123. This change in accounting treatment will materially and adversely affect our reported results of operations because the stock-based compensation expense would be charged directly against our reported earnings. We do not expect the accounting change to materially affect our liquidity because equity-based compensation is a non-cash expense.  For an illustration of the effect of such a change on our recent results of operations, see Note 1(p) of Notes to Consolidated Financial Statements.

Risks Related to Our Industry

The success of our products and our hosted business depends on the continued growth and acceptance of the Internet as a business and communications tool, and the related expansion of the Internet infrastructure.

The future success of our products and our hosted business depends upon the continued and widespread adoption of the Internet as a primary medium for commerce, communication and business applications. Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the solicitation, collection, processing or use of personal or consumer information, the use of the Internet as a commercial medium and the use of e-mail for marketing or other consumer communications. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or for sending commercial e-mail. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products, particularly our RightNow Marketing solution.

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

Businesses using our solutions collect personal information regarding their customers when those customers contact them with customer service inquiries. A valuable component of our solutions is their ability to allow our clients to use and analyze their customers’ information to increase sales, marketing and up-sell or cross-sell opportunities. Federal, state and foreign government bodies and agencies, however, have adopted and are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our clients may limit the use and adoption of this component of our solutions and reduce overall demand for our solutions. Furthermore, even where a client desires to make full use of these features in our solutions, privacy concerns may cause our clients’ customers to resist providing the personal data necessary to allow our clients to use our solutions most effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market acceptance of our products. For example, regulations such as the Gramm-Leach-Bliley Act, which protects and restricts the use of consumer credit and financial information, and the Children’s Online Privacy Protection Act of 1998, which restricts the ability of companies to collect personal information online from children under the age of 13 without their parents’ consent, impose significant requirements and obligations on businesses that may affect the use and adoption of our solutions by existing and potential clients.

The European Union has also adopted a directive that requires member states to impose restrictions on the collection and use of personal data that are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives may adversely affect our clients’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our solutions.

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

Non-solicitation concerns, laws or regulations may adversely affect our clients’ ability to perform outbound marketing and other e-mail communications, which could reduce sales of our solutions.

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

Our RightNow Marketing solution specifically serves the market for mass distribution marketing and other e-mail communications. The increasing regulation of e-mail delivery, both domestically and internationally, and the spam filtering practices of

Internet service providers and e-mail users generally, will place significant additional burdens on our clients who have outbound communication programs, and may cause those clients to substantially change their outbound communications programs or abandon them altogether. The concerns and legal requirements surrounding non-solicitation and compliance with the CAN-SPAM Act and other laws may reduce sales of our RightNow Marketing solution, may make it necessary to redesign our RightNow Outbound solution to make it easier for our clients to conform to the requirements of the CAN-SPAM Act and other laws and standards, which would increase our expenses, or may make it necessary for us to redefine the market for and use of our RightNow Marketing solution, which could reduce our revenue.

Risks Related to Our Ownership and Corporate Structure

The significant control over stockholder voting matters and our office leases that may be exercised by our founder and Chief Executive Officer will limit your ability to influence corporate actions and may require us to find alternative office space to lease or buy in the future.

At December 31, 2004, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 44.7% of our outstanding common stock and, together with our other officers and directors, beneficially owned approximately 68.5% of our outstanding stock. In addition, none of the shares of common stock held by Mr. and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. and Mrs. Gianforte, acting alone or together with some of our other officers or directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could prevent our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

In addition, Mr. Gianforte beneficially owns, directly or indirectly, a 50% membership interest in Genesis Partners, LLC, our landlord from whom we lease our principal offices in Bozeman, Montana. Consequently, Mr. Gianforte has significant control over any decisions by Genesis Partners regarding renewal, modification or termination of our Bozeman, Montana leases. In the event that our current leases with Genesis Partners were terminated or otherwise could not be renewed, or came up for renewal on commercially unreasonable terms, we would be required to find alternative office space to lease or buy.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2003 or December 31, 2004.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. During the year ended December 31, 2004 we pre-paid, without penalty, all of our outstanding long-term debt obligations.

Net proceeds from our initial public offering of common stock are invested in short-term, interest bearing, investment-grade securities, which are subject to credit and interest rate risk.  Our portfolio is diversified among issuers and security types to reduce credit risk.  We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with frequent interest rate resets.  We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity.  If market interest rates were to increase by 100 basis points from the level at December 31, 2004, the fair value of our portfolio would decline by approximately $116,000.

Item 8.   Financial Statements and Supplementary Data

Our consolidated financial statements, together with our related notes and report of KPMG LLP, our independent auditors, are set forth on the pages indicated in Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Our executive officers and directors, and their ages and positions, as of December 31, 2004, are as follows:

Name	Age	Position
Greg R. Gianforte	43	Chairman, Chief Executive Officer and President
Susan J. Carstensen	42	Chief Financial Officer, Vice President, Treasurer and Assistant Secretary
Peter P. Dunning	53	Executive Vice President of Worldwide Field Operations
Sean C. Forbes	36	Vice President of Marketing and Business Development
Michael A. Myer	37	Vice President of Product Development
Alan A. Rassaby	48	Vice President of Legal and Risk Management, General Counsel and Secretary
Richard E. Allen(1)(2)	47	Director
Gregory M. Avis(1)(3)	46	Director
Roger L. Evans(2)(3)	59	Director
William J. Lansing(3)	46	Director
Margaret L. Taylor(1)(2)	53	Director

(1)                                  Member of Audit Committee

(2)                                  Member of Compensation Committee

(3)                                  Member of Nomination and Governance Committee

Greg R. Gianforte is our founder, Chairman, Chief Executive Officer and President. Prior to founding RightNow in September 1995, he was the Vice President of North American Sales of Network Associates, Inc. (formerly McAfee Associates, Inc.), a provider of network security and tools. Before joining McAfee Associates, Mr. Gianforte founded Brightwork Development, a developer of network management applications, in 1986, and served as President of Brightwork until 1994 when Brightwork was acquired by McAfee Associates. Mr. Gianforte also beneficially owns, directly or indirectly, a membership interest in Genesis Partners, LLC, from whom we lease our principal offices. Mr. Gianforte holds a B.E. degree in electrical engineering and an M.S. degree in computer science from Stevens Institute of Technology.

Susan J. Carstensen has been our Chief Financial Officer, Vice President and Treasurer since October 1999 and our Assistant Secretary since October 2003. She served as one of our directors from October 1999 to April 2000 and as our Secretary from October 1999 to October 2003. From 1995 to October 1999, Ms. Carstensen held various positions in finance and audit at Powerhouse Technologies, Inc., a diversified gaming technology company, including Chief Financial Officer from 1997 until June 1999. Prior to joining Powerhouse, Ms. Carstensen spent three years in financial management for

Martin Marietta Astronautics Group, an aerospace and defense contractor, and six years before that at Ernst & Young LLP. Ms. Carstensen is a Certified Public Accountant and holds B.S. and B.A. degrees in business and political science from Montana State University.

Peter P. Dunning has been our Executive Vice President of Worldwide Field Operations since August 2003. Prior to joining us, he was Executive Vice President and General Manager for the Americas of S1 Corporation, a financial services software provider, from 2002 to July 2003, President, Chairman and Chief Executive Officer of Omnexus, NV, an online marketplace company, from 2001 to January 2002, and President and Chief Executive Officer of Facility Pro.com, an online marketplace company, from 1999 to January 2001. From 1998 to October 1999, Mr. Dunning was Senior Vice President of Vertical Markets at Oracle Corporation and from 1990 to 1997 he was Executive Vice President of the Global Accounts Group at SAP Corporation. Mr. Dunning holds a Bachelor of Business Administration degree from the University of Georgia.

Sean C. Forbes has been our Vice President of Marketing and Business Development since November 2001. Prior to joining us, he was Vice President of Business Development for Trilogy Software, Inc., a provider of configuration software, from 1998 to November 2001. Before Trilogy, Mr. Forbes was a consultant in the Private Equity Group of Bain & Company from 1996 to September 1998. Mr. Forbes is a decorated veteran of the United States Navy where he was a Surface Warfare Officer. Mr. Forbes holds a B.S. degree in mechanical and aerospace engineering from Cornell University and an M.B.A. degree from Harvard University.

Michael A. Myer has been our Vice President of Product Development since August 2000 and prior to that served as our Director of Product Development from August 1998. From 1987 to August 1998, Mr. Myer held various positions in computer research and product development with AT&T Corp., Lucent Technologies (previously a subsidiary of AT&T Corp.) and Bell Labs Research, all telephony-related companies. Mr. Myer holds M.S. and B.S. degrees in computer science from Rutgers University and an A.S. degree in computer science from Penn State University.

Alan A. Rassaby has been our General Counsel and Secretary since October 2003 and our Vice President of Legal and Risk Management since June 2000.  From 1998 to February 2000, Mr. Rassaby was the Senior Vice President, Legal and Administration for Powerhouse Technologies, Inc., a diversified gaming technology company, and Senior Vice President and General Counsel of Anchor Gaming, after Anchor’s acquisition of Powerhouse.  Prior to joining Powerhouse, Mr. Rassaby was a partner in the Australian law firm of Phillips Fox Lawyers from 1994 to December 1998.  Mr. Rassaby holds Arts and Law degrees from the University of New South Wales in Australia and a Master of Laws from the London School of Economics and Political Science of London University.  He is a member of the State Bars of Victoria and New South Wales in Australia, and of Oregon in the United States.

Richard E. Allen has served on our board of directors since May 2004. Mr. Allen was the Chief Financial Officer of J.D. Edwards & Co. (now Oracle, Inc.), an enterprise application software company, from January 1990 to August 2003, and had held several senior management positions and titles since joining J.D. Edwards in August 1985. Mr. Allen served as a member of J.D. Edwards’ board of directors from September 1991 to July 2003. Prior to joining J.D. Edwards, Mr. Allen served as controller for Luff Exploration, an oil and gas exploration and production company, from 1982 to 1985, and as a senior accountant with Coopers & Lybrand, a public accounting firm, from 1979 to 1982. Mr. Allen currently serves on the board of directors of three privately-held companies.  Mr. Allen holds a B.A. degree in business administration with a concentration in accounting from Colorado State University.

Gregory M. Avis has served on our board of directors since December 2000. Mr. Avis has been a managing partner of Summit Partners, a private equity and venture capital firm, since 1990. Mr. Avis also serves on the board of directors of Ditech Communications Corporation, a telecommunications products developer, IMPAC Medical Systems, Inc., a provider of software and services to oncology practices, and serves on the board of directors of several privately held companies. Mr. Avis holds a B.A. degree, cum laude, in political economy from Williams College and an M.B.A. degree with Distinction from Harvard University.

Roger L. Evans has served on our board of directors since December 1999. Mr. Evans has been associated with Greylock, a venture capital firm, since 1989, and has been a general partner of Greylock Partners since 1991. Prior to joining Greylock, he served as President and Chief Executive Officer of Micom Systems, Inc., a data communications equipment manufacturer, which he co-founded in 1976. Mr. Evans also serves on the board of directors of Copper Mountain Networks, Inc., a provider of digital subscriber line networking systems, and serves on the board of directors of several privately held companies. Mr. Evans holds an M.A. degree in economics from King’s College in Cambridge, England.

William J. Lansing has served on our board of directors since April 2000. Mr. Lansing has been Chief Executive Officer, President and a director of ValueVision Media, Inc., a direct marketing company, since December 2003. Mr. Lansing was a general partner of General Atlantic Partners, LLC, a private equity investment firm, from 2001 to December 2003. From 2000 to September 2001, Mr. Lansing was the Chief Executive Officer and a director of NBC Internet, Inc., an Internet portal company. From 1998 to March 2000, Mr. Lansing served in various positions for Fingerhut Companies, Inc., a direct marketing company, including President and Chief Executive Officer. From November 1996 to May 1998, Mr. Lansing served as Vice President of Corporate Business Development for General Electric Corp. and was a member of General Electric’s Corporate Executive Council. From January 1996 to October 1996, he served as Chief Operating Officer of Prodigy, Inc., an online service company. From 1986 through 1995, Mr. Lansing was first an associate and later a principal at McKinsey & Co., a management consulting company. In addition to serving on the board of directors of ValueVision Media, Mr. Lansing serves on the board of directors of

Digital River, Inc., an electronic commerce solutions provider. Mr. Lansing holds a B.A. degree in English from Wesleyan University and a J.D. degree from Georgetown University.

Margaret L. Taylor has served on our board of directors since April 2000. Ms. Taylor has served as President of PeopleSoft Investments, Inc., a subsidiary of PeopleSoft, Inc., a provider of enterprise application software, since December 1999, as managing partner of B3Ventures, an investment management firm, since November 1999, and as President of Nevada Pacific Development Corp., a consulting services firm, from 2000 to 2003. From 1999 to 2001, Ms. Taylor served as the Chief Executive Officer of Venture Builders, LLC, a consulting company for start-up businesses. From 1989 to 1999, Ms. Taylor was the Senior Vice President of PeopleSoft (now Oracle, Inc.). Prior to joining PeopleSoft in 1989, she served in various management positions for The Hibernia Bank of San Francisco, California and the Bank of California. Ms. Taylor also serves on the board of directors of Fair Isaac Corporation, a decision analytics company, and serves on the board of directors of two privately held companies. Ms. Taylor holds a B.A. degree in communications and psychology from Lone Mountain College.

Our executive officers are elected by our board of directors on an annual basis and serve at the discretion of our board of directors until their successors have been duly elected and qualified or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Audit Committee

The audit committee of our board of directors reviews and monitors our corporate financial statements and reporting and our internal and external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent auditors and our compliance with legal matters that have a significant impact on our financial statements. Our audit committee also consults with our management and our independent auditors prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions are approved by our audit committee before we enter into them. The current members of our audit committee are Messrs. Allen and Avis and Ms. Taylor.  Mr. Allen was appointed to our audit committee to fill the vacancy resulting from Mr. Lansing’s resignation from our audit committee in June 2004.

In addition to qualifying as independent under the Nasdaq rules, each member of our audit committee can read and has an understanding of fundamental financial statements, and each qualifies as independent under special standards established by the SEC for members of audit committees.

Our audit committee includes at least one member who has been determined by our board of directors to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Mr. Allen is the independent director who has been determined to be an audit committee financial expert. This designation is a disclosure requirement of the SEC related to Mr. Allen’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Allen any duties, obligations or liability that are greater than are generally imposed on him as a member of our audit committee and our board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our audit committee or board of directors.

Code of Ethics and Business Conduct

Our board of directors has adopted a code of ethics and business conduct that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. The full text of our code of ethics and business conduct is posted on our web site at http:/ /www.rightnow.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our code of ethics and business conduct, or waivers of such provisions, applicable to our directors and executive officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), at the same location on our web site identified above. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Director Compensation and Other Arrangements

We currently do not provide our directors with cash compensation for their services as members of our board of directors or any committee of our board of directors, but we have a policy to reimburse directors for reasonable expenses incurred in connection with their attendance at board and committee meetings. Under our 2004 Equity Incentive Plan, non-employee directors are granted an option to purchase 30,000 shares of our common stock upon appointment to our board of directors, vesting in equal installments quarterly over three years. At each annual stockholders’ meeting, each non-employee director who has not received an initial grant as described above during the same calendar year will receive an immediately vested automatic option grant to purchase 15,000 shares of common stock and each of our committee chairs who has not received an initial grant as described above during the same calendar year receives an additional immediately vested automatic option grant to purchase 5,000 shares of common stock. Each such option granted has an exercise price per share equal to the fair market value of our common stock on the grant date, and has a maximum term of ten years.

Each of Messrs. Avis, Evans and Lansing and Ms. Taylor was automatically granted options to purchase 15,000 shares of our common stock in June 2004, 5,000 shares in June 2003 and 3,333 shares in June 2002.  In addition, each of Mr. Lansing and Ms. Taylor was automatically granted options to purchase an additional 5,000 shares of our common stock in June 2004. These options are fully vested and immediately exercisable at the date of this report and have an exercise price of $1.50 per share, except for the options granted in June 2004 which have an exercise price of $7.43 per share. Our board of directors granted an option to purchase 30,000 shares of our common stock in May 2004 to Mr. Allen, under our 1998 Long-Term Incentive and Stock Option Plan, in connection with his appointment to our board of directors. This option vests and becomes exercisable in twelve installments of 2,500 shares every three months from the date of grant, and has an exercise price of $6.375 per share.

Compensation Committee Interlocks and Insider Participation

During 2004, the compensation committee of our board of directors consisted of Mr. Allen, Mr. Evans, and Ms. Taylor, none of whom has at any time been one of our officers or employees or an officer or employee of any of our subsidiaries. None of our executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or our compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our executive officers and directors and persons who own more than ten percent of a class of our equity securities registered under the Exchange Act, to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of RightNow.  Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of these forms, we believe that during the year ended December 31, 2004, each of our executive officers, directors and holders of ten percent or more of our common stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act, except as described below.

An initial report on Form 3, one Form 4 and one Form 5 under Section 16(a) of the Securities Exchange Act of 1934 was not timely filed by Susan Gianforte, the spouse of our Chief Executive Officer and President, Greg Gianforte.  One gift by Mr. Gianforte was not timely reported on his Form 5.  These delayed reports covered estate planning actions taken by Mr. and Mrs. Gianforte and did not involve any transactions in our common stock for consideration.

Item 11.  Executive Compensation

The following table provides certain information regarding compensation paid or earned for services rendered to us and our subsidiaries in all capacities during the three years ended December 31, 2004 by our Chief Executive Officer and each of our other four most highly compensated executive officers whose annual salary and bonus exceeded $100,000 during the year ended December 31, 2004. These individuals collectively are referred to in this report as our named executive officers. No other executive officers who would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2004 have been excluded by reason of their termination of employment or change in executive status during that year.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Positions	Year	Salary		Bonus		Other Annual Compensation		Securities Underlying Options
		($)		($)(1)		($)(2)		(#)
Greg R. Gianforte	2004	$250,000		$157,481		$5,975		—
Chairman, Chief Executive Officer	2003	175,000		142,933		5,589		—
and President	2002	148,750		82,800		6,197		—

Susan J. Carstensen	2004	165,000		79,075		6,923		—
Chief Financial Officer, Vice	2003	150,000		51,398		6,061		133,333
President, Treasurer and Assistant Secretary	2002	148,750		20,020		5,063		33,333

Peter P. Dunning	2004	250,000		95,649		6,723		—
Executive Vice President of	2003	101,442		36,500		—		533,332
Worldwide Field Operations	2002	—	(3)	—	(3)	—	(3)	—	(3)

Sean C. Forbes	2004	185,000		116,311		7,676		—
Vice President of Marketing and	2003	175,000		97,338		5,150		—
Business Development	2002	175,000		54,574		4,821		—

Michael A. Myer	2004	165,000		81,787		6,500		—
Vice President of Product Development	2003	150,000		53,008		6,090		—
	2002	148,750		22,680		5,143		200,000

(1)                                  We offer an annual executive cash bonus plan for the benefit of our executive officers. The amount of eligible target bonus is established by the compensation committee of our board of directors each year in its discretion. Actual bonuses are determined each year by the compensation committee in conjunction with an annual review of executive compensation and is based primarily upon us meeting our quarterly and annual financial goals in a particular year as set out from time to time in our business plan and, to a lesser extent, upon a person’s individual performance as assessed by the compensation committee.

(2)                                  Consists of matching contributions by us under our 401(k) plan. Employees vest in the employer matching contribution in four equal annual installments over a four-year period.

(3)                                  Mr. Dunning was hired in August 2003.

Stock Options

There were no stock options or stock appreciation rights granted to our named executive officers in 2004.

Aggregated Option Exercises in 2004 and 2004 Year-End Option Values

The following table provides certain information concerning the number and value of shares of our common stock represented by unexercised stock options held by our named executive officers as of December 31, 2004. None of our named executive officers exercised any stock options in 2004. Mr. Gianforte does not hold any stock options. No stock appreciation rights were held by our named executive officers at the end of such year.

			Number of Securities
	Shares		Underlying		Value of Unexercised
	Acquired		Unexercised Options		In-the-Money Options
	on	Value	at 2004 Year-End		at 2004 Year-End(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Susan J. Carstensen	—	—	258,335	108,331	$3,994,608	$1,587,049
Peter P. Dunning	—	—	200,002	333,330	$2,930,029	$4,883,285
Sean C. Forbes	—	—	390,001	129,998	$5,713,515	$1,904,471
Michael A. Myer	—	—	563,000	75,000	$8,862,100	$1,098,750

(1)          The value of unexercised in-the-money options has been calculated based on multiplying the number of shares underlying the options by the difference between the exercise price per share payable upon exercise of the options and $16.15, the closing price of our common stock on December 31, 2004 on the Nasdaq National Market.

Employment Contracts, Termination of Employment and Change-in-Control Agreements

We do not have employment contracts with any of our named executive officers. Accordingly, the employment of any of our named executive officers may be terminated at any time at the discretion of our board of directors.

Our board of directors has adopted a policy applicable to all of the members of our executive management which provides that in the event of a change or loss of position within 12 months following a change-in-control transaction, our Chief Executive Officer will be entitled to receive a minimum of twelve months’ salary and bonus as severance and any then-unvested options that were granted to him after April 20, 2004 will be accelerated in full and become fully vested, and any member of executive management other than our Chief Executive Officer will be entitled to receive a minimum of six months’ salary and bonus as severance and any then-unvested options that were granted to him or her after April 20, 2004 will be accelerated in full and become fully vested.

All of our option agreements with our named executive officers provide that upon the occurrence of a change-in-control transaction, the vesting of all of the officer’s option shares will be automatically accelerated so that they become completely vested, unless the option is assumed by the acquirer in which case the option will become completely vested if within twelve months of the change-in-control transaction the officer is terminated without cause or terminates his or her employment for good reason. A change-in-control transaction includes (i) a transaction or series of transactions in which any person, entity or group becomes the beneficial owner of 35% or more of the combined voting power of our outstanding securities, (ii) a transaction in which our directors cease to constitute a majority of the board of directors, (iii) a consolidation or merger in which we are not the surviving entity or in which our stockholders do not have the same proportionate ownership in the surviving entity after the merger as they did immediately prior to the merger, the sale, lease, exchange or other transfer of all or substantially all of our assets, our liquidation or dissolution or (iv) any transaction that a majority of our directors determines constitutes a change-in-control. Cause includes termination of employment based upon (i) the willful and continued failure substantially to perform one’s duties and obligations (other than due to physical or mental incapacity or good reason), (ii) a conviction or plea bargain in connection with the actual or alleged commission of a felony or gross misdemeanor involving moral turpitude, fraud or misappropriation of funds or (iii) the willful engagement in misconduct which causes us, our employees or our clients substantial monetary or other injury. Good reason includes terminating one’s employment based upon (i) being assigned employment duties or responsibilities which are not substantially comparable in responsibility and status to the employment duties and responsibilities held immediately prior to the change-in-control transaction, (ii) a reduction in base salary as in effect immediately prior to the change-in-control transaction or (iii) being required to relocate offices more than 50 miles from one’s office location immediately prior to the change-in-control transaction.

The administrator of our stock option plan has the authority to provide for accelerated vesting of the shares of our common stock subject to any outstanding options held by any of our named executive officers in connection with any termination of the officer’s employment, any change-in-control transactions or any subsequent termination of the officer’s employment following a change-in-control transaction.

Ms. Carstensen’s offer letter provides that if she is terminated after the occurrence of a change in greater than 50% ownership of us, she will be entitled to receive six months’ salary as severance. Mr. Forbes’ offer letter provides that if he is terminated by us other than for cause or if he chooses to resign due to a significant change in responsibilities or reporting structure, he will be entitled to receive twelve months’ salary and bonus as severance and an additional 25% of any then-unvested option shares will be accelerated and be fully vested as of his date of termination under each of our stock option agreements with him. Mr. Dunning’s offer letter provides that if he is terminated by us other than for cause, or if he chooses to resign due to a significant change in responsibilities or reporting structure, he will be entitled to receive twelve months’ salary and bonus as severance and an additional 25% of any then-unvested option shares will be accelerated and be fully vested as of his date of termination under each of our stock option agreements with him. Certain of our option agreements with Ms. Carstensen, Mr. Dunning and Mr. Myer provide that upon the termination of such person’s employment other than for cause, an additional 12.5% in the case of Ms. Carstensen, and an additional 25% in the case of Mr. Dunning and Mr. Myer, of any then-unvested option shares under such agreements will be accelerated and be fully vested as of each of their dates of termination.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of December 31, 2004, by: (a) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock; (b) each of our named executive officers; (c) each of our directors; and (d) all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 29,119,238 shares of common stock outstanding as of December 31, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2004, are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o RightNow Technologies, Inc., 40 Enterprise Boulevard, Bozeman, Montana 59718.

	Shares Beneficially Owned Prior to Offering
Name and Address of Beneficial Owner	Number	Percent
Greg R. Gianforte(1)	13,019,965	44.7%
Roger L. Evans(2)(3)	3,927,586	13.5
Entities affiliated with Greylock(3)	3,877,587	13.3
Gregory M. Avis(4)(5)	2,326,620	8.0
Entities affiliated with Summit Partners(5)	2,276,621	7.8
Michael A. Myer(6)	592,638	2.0
Sean C. Forbes(7)	391,139	1.3
Susan J. Carstensen(8)	281,995	1.0
Peter P. Dunning(9)	200,002	*
William J. Lansing(10)	141,666	*
Margaret L. Taylor(11)	77,219	*
Richard E. Allen(12)	17,500	*
All directors and executive officers as a group (11 persons)(13)	21,144,767	68.5%

*                           Less than 1% of the outstanding shares of common stock.

(1)                    Includes 10,819,965 shares held by the Greg Gianforte Revocable Inter Vivos Trust dated September 19, 2000 and Susan Gianforte Revocable Inter Vivos Trust Dated September 19, 2000, Tenants in Common.   Includes 1,200,000 shares held by the Greg Gianforte Revocable Inter Vivos Trust dated September 19, 2000.  Includes 1,000,000 shares held by the Irrevocable Trust of Greg R. Gianforte. Mr. Gianforte, and the Greg R. Gianforte Family Trust are the beneficiaries of the Irrevocable Trust of Greg R. Gianforte.

As co-trustee of the Greg R. Gianforte Revocable Inter Vivos Trust dated September 19, 2000 and as co-trustee of the Susan Gianforte Revocable Inter Vivos Trust dated September 19, 2000, Mrs. Gianforte may be deemed to share voting and dispositive powers over the common stock registered in the names of those trusts.  Mrs. Gianforte does not beneficially own the shares held by the Irrevocable Trust of Greg R. Gianforte.

(2)                    Includes 49,999 shares underlying options exercisable as of or within 60 days of December 31, 2004. The principal address of Roger L. Evans is c/o Greylock, 880 Winter Street, Suite 300, Waltham, MA 02451.

(3)                    Consists of 1,938,794 shares held by Greylock IX Limited Partnership, 1,800,402 shares held by Greylock X Limited Partnership and 138,391 shares held by Greylock X-A Limited Partnership. Mr. Evans, one of our directors, is a general partner of Greylock IX GP Limited Partnership, the general partner of Greylock IX Limited Partnership, a general partner of Greylock X GP Limited Partnership, the general partner of Greylock X Limited Partnership and Greylock X-A Limited Partnership. Mr. Evans disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Evans shares voting and dispositive powers over the shares held by Greylock IX Limited Partnership, Greylock X Limited Partnership and Greylock X-A Limited Partnership with the other general partners of those partnerships. The principal address of entities affiliated with Greylock is 880 Winter Street, Suite 300, Waltham, MA 02451.

(4)                    Includes 49,999 shares underlying options exercisable as of or within 60 days of December 31, 2004. The principal address of Gregory M. Avis is c/o Summit Partners, 499 Hamilton Avenue, Palo Alto, CA 94301.

(5)                    Consists of 2,031,341 shares held by Summit Accelerator Fund, L.P., 140,539 shares held by Summit (SAF) Investors IV, L.P. and 104,741 shares held by Summit Accelerator Founders Fund L.P. Summit Partners, L.L.C. is the general partner of Summit Accelerator Partners, L.P., which is a managing member of Summit Accelerator Partners, L.L.C., which is the general partner of Summit Accelerator Fund, L.P. and Summit Accelerator Founders Fund, L.P. Summit Partners, L.L.C. is the general partner of Summit (SAF) Investors, IV, L.P. Summit Partners, L.L.C. has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Mr. Avis, one of our directors, is a member of Summit Partners, L.L.C. and disclaims beneficial ownership of the shares held by Summit Partners except to the extent of his pecuniary interest therein. The principal address of entities affiliated with Summit Partners is 499 Hamilton Avenue, Palo Alto, CA 94301.

(6)                    Includes 563,000 shares underlying options exercisable as of or within 60 days of December 31, 2004.

(7)                    Consists of 390,001 shares underlying options exercisable as of or within 60 days of December 31, 2004.

(8)                    Includes 258,335 shares underlying options exercisable as of or within 60 days of December 31, 2004.

(9)                    Consists of 200,002 shares underlying options exercisable as of or within 60 days of December 31, 2004.

(10)              Includes 33,333 shares underlying options exercisable as of or within 60 days of December 31, 2004. The principal address of William J. Lansing is 6740 Shady Oak Road, Eden Prairie, MN 55344.

(11)              Includes 33,333 shares underlying options exercisable as of or within 60 days of December 31, 2004. Includes 22,220 shares held by the Margaret L. Taylor Living Trust. The principal address of Margaret L. Taylor is 531 Lodgepole Drive, Incline Village, NV 89451.

(12)              Consists of 7,500 shares underlying options exercisable as of or within 60 days of December 31, 2004.

(13)              Includes the information set forth in notes 1 through 12 above.  Also includes 167,500 shares underlying options exercisable as of or within 60 days of December 31, 2004 that are held by Alan A. Rassaby, our Vice President of Legal and Risk Management, General Counsel and Secretary.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives certain information as of December 31, 2004 about our equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (excluding shares in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders (1)	5,512,024	(2)	$2.89	3,804,180	(3)
Equity compensation plans not approved by shareholders	—		—	—
Total	5,512,024		$2.89	3,804,180

(1)          Consists of the 2004 Equity Incentive Plan, the 2004 Employee Stock Purchase Plan and the 1998 Long-Term Incentive and Stock Option Plan.  No additional option grants are being made under the 1998 Long-Term Incentive and Stock Option Plan after August 5, 2004.

(2)          Excludes purchase rights accruing under the 2004 Employee Stock Purchase Plan which has a shareholder approved initial reserve of 750,000 shares.  Under the Purchase Plan, each eligible employee may purchase up to 5,000 shares of our common stock (with payroll deductions in an amount established by the administrator not to exceed 15% of their compensation for each pay period during a purchase period) at semi-annual intervals on the last business day of June and December each year at a purchase price per share equal to that price as established by the administrator prior to the first business day of that purchase period, which price may, in the discretion of the administrator, be a price which is not fixed or determinable as of the first business day of that purchase period.  In no event, however, will the purchase price for any purchase period after the initial purchase period be less than the lesser of 85% of the fair market value of our common stock on the first business day and the last business day of that purchase period.

(3)          Consist of shares available for future issuance under the 2004 Employee Stock Purchase Plan and the 2004 Equity Incentive Plan.  As of December 31, 2004, an aggregate of 651,529 shares of common stock were available for issuance under the 2004 Employee Stock Purchase Plan and an aggregate of 3,152,651 shares of common stock were available for issuance under the 2004 Equity Incentive Plan.  The number of shares of common stock reserved under our 2004 Employee Stock Purchase Plan automatically increases on the first day of each year, beginning on January 1, 2005, in an amount equal to the lesser of (a) 500,000 shares or (b) 2% of the number of shares of our common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by our board of directors.  The number of shares of common stock reserved under our 2004 Equity Incentive Plan will automatically be increased on the first day of each year, beginning on January 1, 2005, in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of our common stock outstanding on the last day of the preceding year or (c) such lesser amount as determined by our board of directors.

Item 13.  Certain Relationships and Related Party Transactions

Since January 1, 2004, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than the transactions described below.

Office Leases with Genesis Partners, LLC.  We lease approximately 29,724 square feet of office space for our principal executive offices at 40 Enterprise Boulevard, Bozeman, Montana, and approximately 3,444 square feet of office space at 45 Discovery Drive, Bozeman, Montana from Genesis Partners, LLC. We also lease approximately 9,184 square feet of office space at 77 Discovery Drive, Bozeman, Montana from Genesis Partners. Mr. Gianforte, our Chief Executive Officer, and Mr. Daines, our Vice President of North American Sales, beneficially own, directly or indirectly, 50% and 25% membership interests in Genesis Partners, respectively. The remaining 25% of Genesis Partners is beneficially owned by Mr. Daines’ father, Clair Daines, who is a commercial real estate developer and builder. The Enterprise Boulevard lease has a 120-month term that started April 1, 2001, with an option to extend for one additional 120-month period upon the same terms and conditions except for renegotiated rent. The Discovery Drive leases have 60-month terms that started April 1, 2000 and May 1, 2000, with options to extend for three additional 60-month periods upon the same terms and conditions except for renegotiated rent. Our current rent is $35,460 per month for the Enterprise Boulevard lease; $11,107 per month for the 77 Discovery Drive lease; and $4,164 per month for the 45 Discovery Drive lease, including insurance, taxes and common area maintenance, but excluding utilities. We believe that the terms of these leases are no less favorable to us than they would have been if obtained from unaffiliated third parties. We plan to enter into another five-year lease with Genesis Partners for approximately 13,000 square feet of additional office space in Bozeman, Montana, that will be available in mid-2005.

Indemnification Agreements.  We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Item 14.  Principal Accountants and Fees

The aggregate fees billed by KPMG LLP, our registered public accounting firm, for the years ended December 31, 2003 and 2004 were as follows:

Services rendered	2003	2004
Audit (1)	$73,901	$575,211
Audit-related (2)	21,212	—
Tax (3)	71,904	61,906
Other (4)	1,625	—
Total	$168,642	$637,117

(1)          Fees billed for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2004.  Audit services for 2004 include fees for the review of financial statements included in the Company’s registration statement on Form S-1 and quarterly report on Form 10-Q for the period ended September 30, 2004.

(2)          Audit-related fees in 2003 include due diligence assistance and accounting research.

(3)          Tax fees for compliance, planning, and expatriate tax services.

(4)          Other services in 2003 include fees for on-line accounting research services.

The Audit Committee has concluded that the non-audit services listed above are compatible with maintaining the independence of KPMG LLP.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.  Under the policy, pre-approval is generally provided at or near the beginning of the fiscal year to which the services pertain.  The Audit Committee may delegate pre-approval authority to one or more of its members.  Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)              Financial Statements

(a)(2)              Financial Statement Schedules

Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the financial statements and notes thereto.

(a)(3)              Exhibits

The following is a list of exhibits to this report.

Exhibit Number	Description of document
3.1**	Amended and restated certificate of incorporation of the registrant.
3.2*	Amended and restated bylaws of the registrant.
10.1*	Form of indemnification agreement between the registrant and its officers and directors.
10.2*	Amended and restated 1998 Long-Term Incentive and Stock Option Plan.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.5*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 40 Enterprise Blvd, Bozeman, MT).
10.6*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 77 Discovery Drive, Bozeman, MT).
10.7*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 45 Discovery Drive, Bozeman, MT).
10.8*†	Severance policy for executive officers.
10.9*†	Form of executive officer offer letter and schedule of omitted material details thereto.
10.10*†	Form of executive officer incentive stock option agreement and schedule of omitted material details thereto.
10.11*†	Form of executive officer non-incentive stock option agreement and schedule of omitted material details thereto.
10.12*	Form of director non-incentive stock option agreement and schedule of omitted material details thereto.
10.13†	Form of Notice of Grant of Stock Options and Option Agreement.
10.14†	Form of Incentive Stock Option Agreement.
10.15†	Form of Non-Incentive Stock Option Agreement.
21.1*	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

**  Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

†  Denotes management contract or compensatory plan or arrangement.

(b)                               Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this report.

(c)                                Financial Statement Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this report are included in the financial statements and notes thereto listed in Item 15(a)(2) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RightNow Technologies, Inc.
By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2005.

Signature	Title

/s/ Greg R. Gianforte	Chairman, Chief Executive Officer and President
Greg R. Gianforte	(Principal Executive Officer)

/s/ Richard E. Allen	Director
Richard E. Allen

/s/ Gregory M. Avis	Director
Gregory M. Avis

/s/ Roger L. Evans	Director
Roger L. Evans

/s/ William J. Lansing	Director
William J. Lansing

/s/ Margaret L. Taylor	Director
Margaret L. Taylor

/s/ Susan J. Carstensen	Chief Financial Officer, Vice President, Treasurer,
Susan J. Carstensen	and Assistant Secretary
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RightNow Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of RightNow Technologies, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RightNow Technologies, Inc. and subsidiaries as of December 31, 2003 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Billings, Montana
March 21, 2005

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31,
	2003	2004
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$8,360	$18,944
Short-term investments	—	31,188
Accounts receivable	10,415	16,939
Term receivables, current	4,926	10,090
Total current receivables	15,341	27,029
Less allowance for doubtful accounts	(902)	(1,581)
Total current receivables, net	14,439	25,448
Prepaid expenses	509	1,255
Total current assets	23,308	76,835
Property and equipment, net	2,942	4,393
Term receivables, non-current	2,278	5,756
Intangible assets, net	623	1,113
Other assets	235	212

Total Assets	$29,386	$88,309

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,025	$1,720
Commissions and bonuses payable	1,636	2,648
Other accrued liabilities	2,154	3,715
Current portion of long-term debt	1,390	—
Current portion of deferred revenue	26,127	36,020
Total current liabilities	32,332	44,103
Long-term debt, less current portion	484	—
Deferred revenue, net of current portion	9,426	13,105
Total liabilities	42,242	57,208
Commitments and contingencies
Redeemable convertible preferred stock:
Series A, $0.001 par value. Authorized, designated, issued and outstanding 3,703 shares at December 31, 2003 (aggregate liquidation preference of $16,165), and no shares at December 31, 2004	16,145	—
Series B, $0.001 par value. Authorized and designated 3,663 shares at December 31, 2003, and no shares at December 31, 2004; issued and outstanding 3,562 shares at December 31, 2003 (aggregate liquidation preference of $16,030), and no shares at December 31, 2004	16,002	—
Series B warrants	251	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value. Authorized and undesignated 7,634 and 15,000 shares at December 31, 2003, and 2004, respectively	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding 14,727 shares and 29,119 shares at December 31, 2003 and 2004, respectively	15	29
Warrants	—	291
Additional paid-in capital	(912)	72,367
Accumulated other comprehensive income (loss)	73	(605)
Accumulated deficit	(44,430)	(40,981)
Total stockholders’ equity (deficit)	(45,254)	31,101
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$29,386	$88,309

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2002	2003	2004
	(In thousands, except per share data)

Revenue:
Software, hosting and support	$23,338	$29,300	$49,764
Professional services	3,603	6,579	12,000
Total revenue	26,941	35,879	61,764
Costs of revenue:
Software, hosting and support	4,279	5,263	6,741
Professional services	2,156	3,740	7,206
Total cost of revenue	6,435	9,003	13,947

Gross profit	20,506	26,876	47,817

Operating expenses:
Sales and marketing	15,939	20,809	31,986
Research and development	4,117	5,915	7,807
General and administrative	2,842	3,518	4,621
Total operating expenses	22,898	30,242	44,414
Income (loss) from operations	(2,392)	(3,366)	3,403
Interest and other income (expense):
Interest income	108	142	390
Interest expense	(485)	(371)	(249)
Other	20	14	5
Total interest and other income (expense), net	(357)	(215)	146
Income (loss) before provision for income taxes	(2,749)	(3,581)	3,549
Provision for income taxes	—	(539)	(100)

Net income (loss)	(2,749)	(4,120)	3,449

Preferred stock accretion	(33)	(13)	(8)
Net income (loss) allocated to common stock	$(2,782)	$(4,133)	$3,441

Net income (loss) per share:
Basic	$(0.19)	$(0.28)	$0.17
Diluted	(0.19)	(0.28)	0.12
Shares used in the computation:
Basic	14,284	14,560	20,738
Diluted	14,284	14,560	29,177

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) and
Comprehensive Income (Loss)

	Common Stock			Additional Paid-in	Accumulated Other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Warrants	capital	income (loss)	deficit	equity
Balance at December 31, 2001	14,047	$14	$—	$(1,044)	$(92)	$(37,561)	$(38,683)
Exercise of stock options	347	—	—	90	—	—	90
Value of stock options granted	—	—	—	1	—	—	1
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(33)	—	—	(33)
Comprehensive loss;
Net loss	—	—	—	—	—	(2,749)	(2,749)
Foreign currency translation adjustment	—	—	—	—	83	—	83
Total comprehensive loss							(2,666)
Balance at December 31, 2002	14,394	14	—	(986)	(9)	(40,310)	(41,291)
Exercise of stock options	333	1	—	86	—	—	87
Value of stock options granted	—	—	—	1	—	—	1
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(13)	—	—	(13)
Comprehensive loss;
Net loss	—	—	—	—	—	(4,120)	(4,120)
Foreign currency translation adjustment	—	—	—	—	82	—	82
Total comprehensive loss							(4,038)
Balance at December 31, 2003	14,727	15	—	(912)	73	(44,430)	(45,254)
Issuance of common stock:
Initial public offering, net of offering costs	6,417	6	—	39,966	—	—	39,972
Exercise of stock options	616	1	—	485	—	—	486
Employee stock purchase plan	97	—	—	690	—	—	690
Conversion of redeemable convertible preferred stock into common stock	7,265	7	—	32,148	—	—	32,155
Conversion of warrants to acquire redeemable convertible preferred stock into warrants to acquire common stock	—	—	291	—	—	—	291
Repurchase of common stock	(3)	—	—	(2)	—	—	(2)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(8)	—	—	(8)
Comprehensive loss:
Net income	—	—	—	—		3,449	3,449
Foreign currency translation adjust	—	—	—	—	(665)	—	(665)
Unrealized loss on available for sale investments	—	—	—	—	(13)	—	(13)
Total comprehensive income							2,771
Balance at December 31, 2004	29,119	$29	$291	$72,367	$(605)	$(40,981)	$31,101

See accompanying notes to consolidated financial statements.

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2003	2004
	(In thousands)

Operating activities:
Net income (loss)	$(2,749)	$(4,120)	$3,449
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,324	2,474	2,666
Provision for losses on accounts receivable	259	477	489
(Gain) loss on sale of property and equipment	2	45	5
Changes in operating assets and liabilities:
Receivables	(3,636)	(6,678)	(14,644)
Prepaid expenses	(95)	(156)	(733)
Accounts payable	(517)	587	683
Commissions and bonuses payable	525	520	988
Other accrued liabilities	139	453	1,347
Deferred revenue	5,723	10,655	13,408
Other	(32)	62	(920)
Net cash provided by operating activities	1,943	4,319	6,738
Investing activities:
Purchases of short-term investments	—	—	(57,063)
Sales or maturities of short-term investments	—	—	25,875
Purchase of property and equipment	(1,184)	(1,584)	(3,580)
Proceeds from sale of property and equipment	2	18	3
Intangible asset additions	—	(150)	(691)
Net cash used in investing activities	(1,182)	(1,716)	(35,456)
Financing activities:
Proceeds from long-term debt	1,000	1,000	1,675
Proceeds from line of credit	5,000	3,700	—
Proceeds from issuance of common stock:
Initial public offering, net of offering costs	—	—	39,972
Exercise of stock options	90	88	486
Employee stock purchase plan	—	—	690
Repurchase of common stock	—	—	(2)
Payments on long-term debt	(854)	(1,433)	(3,588)
Payments on line of credit	(4,250)	(5,700)	—
Net cash provided by (used in) financing activities	986	(2,345)	39,233
Effect of foreign exchange rates on cash and cash equivalents	33	64	69
Net change in cash and cash equivalents	1,780	322	10,584
Cash and cash equivalents at beginning of period	6,258	8,038	8,360
Cash and cash equivalents at end of period	$8,038	$8,360	$18,944

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$214	$152	$127
Income taxes	20	402	100
Non-cash financing activities:
Conversion of preferred stock into common stock	$—	$—	$32,155
Conversion of warrants to acquire preferred stock into warrants to acquire common stock	—	—	291
Issuance of warrants to acquire preferred stock	—	12	40

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2003 and 2004

(1)                                 Business Description and Summary of Significant Accounting Policies

(a)                                 Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides on demand customer relationship management (“CRM”) software solutions for companies of all sizes.  The Company’s on demand software supports multiple customer interaction points in a business’s customer service, marketing and sales operations.  Founded in 1997, RightNow is headquartered in Bozeman, Montana, with offices located in Dallas, Texas; San Mateo, California; Princeton, New Jersey; London, England; Sydney, Australia; Munich, Germany, and a liaison office in Tokyo, Japan. The Company operates in one segment, which is the customer relationship management market.

(b)                                 Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c)                                  Certain Risks and Concentrations

The Company’s revenue is derived from the license of its software products and provision of related professional services. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company’s operating results. The Company has historically derived a majority of its revenue from its customer service software solution. This product is expected to continue to account for a significant portion of revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets to these products, increased price competition or a failure by the Company to keep up with technological change.

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. From time to time, the Company’s cash balances with its financial institutions may exceed insurance limits.  Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry.

The Company’s customers are worldwide with approximately 70% of sales in the United States. No individual customer accounted for more than 10% of the Company’s revenue in 2002, 2003 or 2004, or represented more than 10% of receivables at December 31, 2003 or 2004.

Assets located outside North America were 12% and 7% of total assets at December 31, 2003 and 2004, respectively. Revenue for the years ended December 31, 2002, 2003 and 2004 from foreign customers was 19%, 24% and 27%, respectively, of total revenue. The loss from operations outside the United States totaled $2.8 million, $2.4 million and $3.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.  Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004

United States	$21,940	$27,161	$45,199
Europe	4,041	6,458	12,792
Asia Pacific	960	2,260	3,773
	$26,941	$35,879	$61,764

(d)                                 Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles, and valuation allowances for receivables and deferred income tax assets. Actual results could differ from those estimates.

(e)                                  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.  Cash equivalents are recorded at cost, which approximates market value.

(f)                                    Short-Term Investments

Short-term investments in debt and equity securities are classified as available-for-sale and are recorded at fair market value as determined by quotations from national exchanges.  Realized gains and losses are included in income based on the specific identification method.  Unrealized gains and losses (excluding other-than-temporary impairments), net of tax, are recorded to Other Comprehensive Income, a component of stockholders’ equity.

Investments are considered to be impaired when a decline in fair market value is determined to be other-than-temporary.  If the cost of an investment is less than its fair value, we evaluate, among other factors, general market conditions, the duration and extent that cost is less than fair value, as well as our ability and intent to hold the investment.  We also consider specific adverse conditions of the investee, including industry and sector performance, operational and cash flow factors, and rating agency actions.  Once a decline in fair market value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

(g)                                 Accounts Receivable and Term Receivables

Accounts receivable represents amounts currently due (within 90 days) from customers for which revenue has been recognized or is being recognized ratably in future periods, and amounts currently due under contract billings for which revenue has not been recognized. Term receivables include the remaining minimum committed amounts due from customers, for which no revenue has been recognized. The Company performs credit evaluations when considered necessary, but generally does not require collateral to extend credit.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from estimates. The Company reviews its allowance for doubtful accounts on a monthly basis. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Provisions to the allowance for doubtful accounts are charged to expense for accounts receivable and against deferred revenue for term receivables. Following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2002	2003	2004
Balance, beginning of year	$728	$519	$902
Provision charged to expense	259	477	489
Provision charged against deferred revenue	76	221	972
Write-downs charged against the allowance	(619)	(550)	(841)
Recoveries of amounts previously charged-off	75	235	59
Balance, end of year	$519	$902	$1,581

(h)                                 Property and Equipment

Property and equipment, including software purchased for internal use, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Repairs and maintenance are expensed as incurred.

(i)                                    Intangible Assets

Intangible assets, consisting of the Company’s domain name and purchased technologies, are carried at cost less accumulated amortization. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of three to five years.

(j)                                    Revenue Recognition

Software, hosting and support revenue is comprised of fees from term and perpetual licenses of the Company’s software, hosting and support. The Company recognizes revenue for the fees associated with term licenses and the related hosting and support ratably over the term of the arrangement, generally two years, but can range between six months and four years. To date, the Company has not entered into an arrangement solely for the license of its products, and therefore, has not established vendor specific objective evidence (VSOE) of fair value for the license element.  The Company has established VSOE for the hosting and support elements sold with perpetual licenses based on prices charged upon renewal.  Accordingly, revenue is recognized for the fees associated with a perpetual license upon delivery if all other revenue recognition criteria are met using the residual method in accordance with Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.

Hosting and support agreements provide maintenance and management of our software at third party facilities, technical support for our software products, and unspecified product upgrades on a when and if available basis. Basic hosting and support is included with the term license package and the initial perpetual license support packages. Basic hosting and support services included in the initial perpetual license support package are recognized ratably over the term provided in the arrangement.

Revenue is recognized when all of the following criteria at met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been delivered or made available to the customer; c) the Company’s fee for providing the software and services is determinable; and d) the Company estimates that collection of its fee is reasonably probable.

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired. If the fee for the license has any payment term that is due in excess of the Company’s normal payment terms (over 90 days), the fee is considered to not be fixed or determinable. Accordingly, the amount of revenue recognized (a) for perpetual license arrangements is limited to the amount due from the customer, or (b) for term license arrangements is limited to the lesser of the amount due from the customer during each reporting period or a ratable portion of the total unallocated arrangement fee.

License fee revenue from arrangements with resellers is recognized on a sell-through basis, which is when payment becomes due from the customer and delivery of the product has occurred, assuming no significant vendor obligations remain.

Certain customers have license agreements that provide for usage above fixed minimums. Usage above fixed minimums requires payment of additional license fees if the Company’s software is used by more than a specified number of users or for more than a specified number of interactions. Fixed minimums are recognized as revenue ratably over the term of the arrangement. Usage fees above fixed minimums are recognized as revenue when such amounts are reported to the Company and billed.

Professional services revenue is primarily comprised of revenue from consulting services, education and development services. Consulting services include implementation, upgrade and best practices services consulting. Education services include both group and individual courses. Development services include building of non-complex customizations and integrations services for the customer’s specific application. Professional services revenue is recognized upon delivery. The Company has determined that the service elements of its software arrangements are not essential to the functionality of the software. The Company has also determined that its professional services (a) are available from other vendors, (b) do not involve a significant degree of risk or unique acceptance criteria, and (c) qualify for separate accounting as the Company has sufficient experience in providing such services.

VSOE of fair value of services in multiple element arrangements is based upon rates for consulting, education and development services, which the Company has charged in stand-alone contracts for services.

The following table sets forth revenue by product or service as a percentage of total revenue:

	Year Ended December 31,
	2002	2003	2004
Revenue by type:
Recurring (term licenses, support and hosting)	74%	67%	59%
Perpetual licenses	13	15	22
Professional services	13	18	19
	100%	100%	100%

Deferred revenue represents amounts received or due from customers for which the revenue recognition criteria have not been met. The majority of deferred revenue is due to the ratable revenue recognition of term licenses and support contracts. Deferred revenue is recognized into revenue when the Company provides its products and services, provided that all other revenue recognition criteria noted above are met. The Company does not provide refunds for customer cancellations.

(k)                                 Sales Commissions

Sales commissions are expensed as incurred. Commission expense was $2.9 million, $4.0 million and $8.6 million for the years ended December 31, 2002, 2003 and 2004, respectively.

(l)                                    Research and Development

Research and development expenditures are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. To date, the period between achieving technological feasibility and general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs.

(m)                              Income Taxes

The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

(n)                                 Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(o)                                 Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004

Weighted average common shares outstanding for basic net income (loss) per share	14,284	14,560	20,738
Effect of dilutive securities:
Redeemable convertible preferred stock	—	—	4,328
Employee stock options	—	—	4,055
Warrants	—	—	56
Weighted average shares outstanding for dilutive net income (loss) per share	14,284	14,560	29,177

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share because they had an anti-dilutive impact (in thousands):

	Year Ended December 31,
	2002	2003	2004

Redeemable convertible preferred stock	7,265	7,265	—
Employee stock options	4,806	5,357	43
Warrants	87	101	—

(p)                                 Stock-Based Compensation

The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, when the exercise price of an employee stock option equals the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure. Pro forma information regarding net income (loss) required by SFAS Nos. 123 and 148, has been determined as if the Company had accounted for its stock options under the appropriate minimum value or fair value method. The per share weighted average value of the stock options granted in 2002, 2003 and 2004 was $0.24, $0.22 and $6.05, respectively, at the date of grant using the appropriate option pricing model. Assumptions used to measure the value of options granted to employees and directors using the Black-Scholes valuation model were:

	Year Ended December 31,
	2002	2003	2004

Weighted average risk free rate	3.62%	3.16%	3.51%
Expected term	5 yrs	5 yrs	5 yrs
Dividend yield	0%	0%	0%
Weighted average volatility	0%	0%	78%

Assumptions used to measure the value of shares purchased under the Employee Stock Purchase Plan were: risk free interest rate of 2%, expected term of 5 months, dividend yield of zero, and volatility of 78%.

Had the Company recorded compensation expense for its stock option and employee stock purchase plans in accordance with SFAS No. 123, net income (loss) would have been (in thousands except per share data):

	Year Ended December 31,
	2002	2003	2004

Net income (loss), as reported	$(2,749)	$(4,120)	$3,449
Less total stock-based compensation expense determined under the fair value method	(506)	(369)	(1,289)
Pro forma net income (loss)	$(3,255)	$(4,489)	$2,160
Net income (loss) per share
Basic:
As reported	$(0.19)	$(0.28)	$0.17
Pro forma	(0.23)	(0.31)	0.10
Diluted:
As reported	$(0.19)	$(0.28)	$0.12
Pro forma	(0.23)	(0.31)	0.07

From time to time the Company grants options to purchase stock to certain of its consultants. The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (EITF 96-18), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (“123R”), Share-Based Payment, which replaces SFAS No. 123 and supercedes APB 25.  The Company is required to apply 123R as of the first interim or annual reporting period that begins after June 15, 2005.  123R covers a wide range of share-based compensation, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The statement requires the recognition of compensation cost related to share-based payment plans to be recognized in financial statement based on the fair value of the equity or liability instruments issued.  We expect to adopt the provisions of 123R beginning in our third fiscal quarter ending September 30, 2005.

(q)                                 Foreign Currency Translation

For non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive loss, a separate component of stockholders’ deficit. Realized foreign currency transaction gains and losses are included in other income and expense.

(r)                                   Comprehensive Loss

Comprehensive loss includes net income or loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Additional elements of other comprehensive income or loss are attributable to foreign currency translation adjustments and unrealized gains or losses on short-term investments.

(s)                                   Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $798,000, $605,000 and $973,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

(2)                                 Initial Public Offering of Common Stock

In August 2004 the Company completed the sale of approximately 6.4 million shares of common stock, including the underwriters’ exercise of an over-allotment option, at a public offering price of $7.00 per share.  Net proceeds of the offering were $40 million after deducting underwriters’ commissions and other offering expenses.  Outstanding shares of Series A and Series B redeemable convertible preferred stock were automatically converted into shares of common stock, on a one-for-one basis, at the closing of the offering.  In addition, warrants to acquire shares of Series B redeemable convertible preferred stock were automatically converted into warrants to acquire common stock.

(3)                                 Cash and Cash Equivalents, and Short-Term Investments

The components of cash and investments at December 31, 2004 are as follows (in thousands):

	Cost	Unrealized		Fair Market Value	Cash and Equivalents	Short-term Investments
		Gains	Losses
Cash and cash equivalents:
Cash	$2,086	$—	$—	$2,086	$2,086	$—
Money market funds	6,022	—	—	6,022	6,022	—
Fixed maturity securities:
Commercial paper	10,698	—	(1)	10,697	10,697	—
Corporate notes and bonds	4,945	—	(4)	4,941	—	4,941
U.S. Government agency securities	5,790	1	(9)	5,782	—	5,782
State and municipal securities	12,690	—	—	12,690	—	12,690
Other	939	—	—	939	139	800
Sub-total	43,170	1	(14)	43,157	18,944	24,213

Equity securities:
Preferred stocks	6,975	—	—	6,975	—	6,975

Total	$50,145	$1	$(14)	$50,132	$18,944	$31,188

Of the unrealized losses of $14,000 at December 31, 2004, none had exceeded more than one year and none are considered to be other-than-temporarily impaired.  There were no realized gains or losses from sales of available-for-sale securities in 2004.

The underlying maturities of short-term investment balances were approximately $3.1 million within one year, $3.8 million between one and five years, and $17.3 million beyond ten years.  These items are classified as short-term because they represent investments of cash that is available for current operations.

(4)                                 Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,
	2003	2004

Computer equipment	$5,237	$7,815
Software purchased for internal use	1,844	2,543
Equipment	726	888
Furniture and fixtures	700	868
Total cost	8,507	12,114
Less accumulated depreciation	(5,565)	(7,721)
	$2,942	$4,393

(5)                                 Intangible assets

The following table sets forth information regarding intangible assets (in thousands):

	Domain Name	Purchased Technologies	Total
As of December 31, 2003:
Gross carrying value	$236	$988	$1,224
Accumulated amortization	(157)	(444)	(601)
Net carrying value	$79	$544	$623
As of December 31, 2004:
Gross carrying value	$236	$1,829	$2,065
Accumulated amortization	(204)	(748)	(952)
Net carrying value	$32	$1,081	$1,113
Weighted-average amortization period:
(in years)	5.0	4.6	4.6
Aggregate amortization expense:
2003	$47	$193	$240
2004	47	304	351
Estimated amortization expense:
2005	$32	$421	$453
2006	—	300	300
2007	—	161	161
2008	—	161	161
2009	—	38	38

(6)                                 Long-Term Debt and Credit Facility

Long-term debt consists of the following (in thousands):

	December 31,
	2003	2004

8.4% to 9.4% equipment loans, paid during 2004	$494	$—
Prime plus 1.5% equipment loans, paid during 2004	1,380	—
	1,874	—
Less current portion	1,390	—
Long-term debt, excluding current portion	$484	$—

In 2004 all long-term debt was paid in full.  In January 2004 the Company amended its agreement with a commercial bank to provide a revolving line of credit agreement through January 2005 limited to the lesser of $3.0 million or the borrowing base as defined.  Advances bear interest, payable monthly, at prime plus 1% (6.25% at December 31, 2004).  The revolving line of credit is secured by substantially all the assets of the Company, except those secured under its existing equipment loans and contains restrictions on, among other things, working capital, profitability, bank accounts, other liens and the acquisition or sale of assets. There was no amount outstanding under the revolving line of credit at December 31, 2003 or December 31, 2004.

(7)                                 Redeemable Convertible Preferred Stock

The Company sold approximately 7.3 million shares of Series A and Series B redeemable convertible preferred stock in 1999, 2000 and 2001, for net proceeds of approximately $32.1 million.  These preferred shares had certain liquidation, dividend, and redemption rights senior to common shares.  The Company did not declare or pay dividends, or redeem any Series A and Series B preferred shares while they were outstanding.  The Series A and Series B preferred shares automatically converted into shares of common stock, on a one-for-one basis, in conjunction with the Company’s initial public offering of common stock in August 2004 (see Note 2).

The Company has authorized 15 million shares of preferred stock, $.001 par value, which may be issued from time to time by its board of directors without further action by stockholders.  Shares of preferred stock may be issued with dividend, redemption, voting or other rights senior to existing common shares.  There were no outstanding shares of preferred stock at December 31, 2004.

(8)                                 Stock Options and Warrants

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the “Plans”) provide for stock options to be granted to employees, consultants, independent contractors, officers and directors.  The 2004 Equity Incentive Plan was adopted by the Board of Directors in May 2004 and by stockholders in June 2004, and became effective in conjunction with the initial public offering.  Except for director automatic grants, options are granted at the discretion of the Company’s Board of Directors, at an exercise price and term determined by the Board of Directors. Exercise prices are not less than fair market value at the date of grant, and the term of options is not greater than ten years.  Options generally vest over a period of four years in eight equal increments.  Changes in the shares granted for stock options for the years ended December 31, 2002, 2003 and 2004, are summarized as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share
Balance at December 31, 2001	1,782	5,719	$2.69
Granted	(928)	928	1.50
Exercised	—	(347)	0.26
Forfeited, expired, exchanged or canceled	1,494	(1,494)	6.26
Balance at December 31, 2002	2,348	4,806	1.52
Granted	(1,271)	1,271	1.50
Exercised	—	(333)	0.26
Forfeited, expired, exchanged or canceled	387	(387)	1.49
Balance at December 31, 2003	1,464	5,357	1.60
Reserved for issuance	3,500	—	—
Granted	(887)	887	9.26
Exercised	—	(616)	0.79
Forfeited, expired, exchanged or canceled	116	(116)	2.95
Balance at December 31, 2004	4,193	5,512	$2.89

The following table summarizes information about the stock options outstanding at December 31, 2004 (option shares in thousands):

	Options outstanding			Options exercisable
Exercise price range	Number outstanding	Weighted average exercise price	Weighted average remaining contractual life	Number currently exercisable	Weighted average exercise price
$0.08	388	$0.08	3.7	388	$0.08
$0.15 - $0.90	1,013	0.28	4.7	1,013	0.28
$1.50	2,760	1.50	7.4	1,560	1.50
$1.80 - $7.35	680	5.50	7.7	331	4.76
$7.43 - $9.00	152	8.04	9.2	83	7.68
$9.10 - $18.90	519	12.58	8.2	197	10.50
	5,512	$2.89	6.8	3,572	$1.94

In 2002, the Company offered a stock option exchange program to five employees, under which a total of 752,561 options were cancelled and exchanged for 423,331 new options. The original options were granted at fair market value of the Company’s common stock on the date of grant, with exercise prices ranging from $1.50 to $10.50 per share. The options subject to the exchange were granted at the fair market value of the Company’s common stock ($1.50 per share) on the replacement grant date.  The terms of the exchange program qualified as a fixed plan and no compensation expense was recorded.

In January 2003 and February 2004, in connection with amendments to their equipment and commercial bank loans (see note 4), the Company issued warrants to purchase 13,333 shares and 14,666 shares, respectively, of Series B preferred stock at an exercise price of $4.50 per share. The warrants are exercisable through the later of five years from the date of grant or three years after closing of an initial public offering by the Company. The January 2003 and February 2004 warrants were recorded at their fair values of $12,000 and $40,000, respectively, using the following assumptions

	2003	2004
Value of underlying common stock	$4.50	$4.50
Risk free rate	3. 9%	4.9%
Expected term	10 yrs	10 yrs
Dividend yield	0%	0%
Volatility	100%	100%

All outstanding warrants to purchase Series B redeemable convertible preferred stock were automatically converted into warrants to purchase common stock as a result of the conversion of preferred stock in conjunction with the Company’s initial public offering in August 2004 (see Note 2).

(9)                                 Commitments and Contingencies

(a)                                 Operating Leases

The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements with various expiration dates through 2011. Future minimum payments for the next five years and thereafter as of December 31, 2004, under these leases, are as follows:

2005	$1,265,000
2006	1,030,000
2007	867,000
2008	816,000
2009	761,000
Thereafter	766,000

Rent expense was $1.0 million, $1.2 million and $1.4 in 2002, 2003 and 2004, respectively.

The Company leases a portion of its office facilities from a development group, of which the Company’s chief executive officer is a 50% member and the Company’s Vice President of North American Sales is a 25% member. During 2002, 2003 and 2004, the Company paid $563,000, $562,000 and $605,000, respectively, to the development group under these leases.

(b)                                 Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

Future minimum payments as of December 31, 2004 under these arrangements were $621,000 for 2005 and $235,000 for 2006.

(c)                                  Warranties and Indemnification

The Company’s on-demand application service is typically warranted to perform in accordance with its user documentation.

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if it’s products or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. To date, the Company has not provided credits, or cancelled any agreements related to these service level agreements.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director of officer or that person’s services provided to any other company or enterprise at the Company’s request.

(d)                                 Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(10)                          Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
United States	$10	$(1,213)	$6,614
Foreign	(2,759)	(2,368)	(3,065)
	$(2,749)	$(3,581)	$3,549

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2003	2004
Current:
Federal	$—	$—
Foreign	—	—
State	233	6
	233	6
Deferred:
Federal	306	94
Foreign	—	—
State	—	—
	$539	$100

The provision for income taxes for the years ended December 31, 2004 includes of a valuation allowance against foreign taxes paid and minimum state tax payments.

The 2003 provision for income taxes includes the effect of a temporary suspension from using operating loss carryforwards in California, state minimum taxes, and a valuation allowance against foreign tax credits not previously reserved. There was no income tax expense or benefit for the year ended December 31, 2002.

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax expense is as follows:

	Year Ended December 31,
	2002	2003	2004
Statutory Federal tax rate	(34)%	(34)%	34%
State income taxes, net of federal benefit	(3)	7	—
Net operating loss carryforward	—	—	(41)
Net operating losses and temporary differences, no tax benefit recognized	31	30	—
Tax credits	—	8	3
Foreign tax rate differential	4	3	3
Nondeductible meals & entertainment expense	1	1	3
Other	1	—	1
	—%	15%	3%

Deferred tax components are as follows (in thousands):

	At December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$14,293	$14,154
Deferred revenue	2,292	2,450
Tax credits	734	1,079
Other	553	1,042
Total deferred tax assets	17,872	18,725
Valuation allowance	(17,440)	(17,386)
Net deferred tax assets	432	1,339
Deferred tax liabilities:
Fixed assets and intangibles	(151)	(589)
Other	(281)	(750)
Total deferred tax liabilities	(432)	(1,339)
Net deferred tax assets	$—	$—

In conjunction with filing its 2003 income tax return in September 2004, the Company elected to change its method of tax accounting for prepaid, term license agreements in accordance with the provisions of IRS Revenue Procedure 2004-34.  The election allows the deferral of income over the term of the agreements, subject to certain limitations.  The tax accounting change has no effect on the Company’s overall current or deferred income tax assets or liabilities, but it did increase net operating loss carryforwards and decrease deductible timing differences by $8.4 million.  The effect of the change in tax accounting is included in the above table.

The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods when those temporary differences and net operating loss carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  Based on available evidence, management does not believe it is more likely than not that any or all of the deferred tax assets will be realized.  Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets. The valuation allowance increased by $1.8 million, and $2.5 million during 2002 and 2003, respectively, and decreased by $54,000 in 2004.

The Company will provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered to be permanently invested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on those earnings. At December 31, 2003 and 2004, there were no accumulated earnings in foreign subsidiaries.

At December 31, 2004, the Company had domestic Federal and state net operating loss carryforwards of approximately $24 million and $23 million, respectively.  Federal net operating loss carryforwards expire between 2020 and 2023, and state net operating losses expire between 2007 and 2013. In addition, the Company has federal research and development credits and foreign tax credits available to reduce future domestic income taxes. The research and development credits will expire at various dates through 2023. The foreign tax credits will expire at various dates through 2009. Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryforwards and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.  The Company believes no such ownership change has occurred. The Company also has approximately $17 million of foreign net operating loss carryforwards that are not subject to expiration.

The accumulated benefits associated with the exercise of stock options have provided a deferred benefit of approximately $1.6 million, which has been fully offset by a valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital if and when realized.

(11)                          Fair Value of Financial Instruments

The fair value of non-derivative financial instruments has been determined by using available market information and appropriate market valuation methodologies.  The values provided are representative of fair values as of December 31, 2003 and 2004, and do not reflect subsequent changes in interest, tax or currency exchange rates, or other variables that may affect the determination of fair value.  The following methods and assumptions were used to estimate fair values.

Cash equivalents:  The carrying amounts of these items approximated fair value due to their short maturities.

Accounts and term receivables - current:  The carrying amount of accounts receivable approximates fair value due to the expected collection of these items within 90 days.

Term receivables – noncurrent:  Fair value for term receivables due beyond one year from December 31, 2003 and 2004, has been estimated by discounting the carrying amount by an appropriate rate of interest for the period of time the items are expected to be outstanding.

Debt:  The carrying amount of these items approximates fair value as interest rates on a majority of these items are variable.

	2003		2004
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$8,360	$8,360	$18,944	$18,944
Accounts receivable	10,415	10,415	16,939	16,939
Term receivables – current	4,926	4,926	10,090	10,090
Term receivables – noncurrent	2,278	2,114	5,756	5,136
Debt	1,874	1,874	—	—

(12)                          Employee Benefit Plans

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of 12% of their salary or the statutorily prescribed limit to the plan. Employees are eligible after 90 days of service. At its discretion, the Company may make matching contributions. The Company made matching contributions during 2002, 2003 and 2004 of $298,000, $327,000, and $542,000 respectively. The Company also has retirement benefit plans elated to its foreign subsidiaries. Amounts expensed under these plans were $59,000, $97,000 and $165,000 during 2002, 2003 and 2004, respectively.

The Company has a medical, dental and vision benefit plan and a short-term disability program covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company contributions to the plan were $834,000, $964,000 and $877,000 during 2002, 2003 and 2004, respectively.  During 2004 the plan maintained individual and aggregate stop loss insurance policies on the medical portion of the plan of $90,000 and $1.8 million (based on actual plan participants, adjusted monthly), respectively, to mitigate losses.

In July 2004 the Company adopted the 2004 Employee Stock Purchase Plan (“Plan”) which became effective in conjunction with the initial public offering of common stock.  The Plan is administered by the compensation committee of the board of directors and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.  Under the terms of the plan, substantially all employees are eligible to purchase shares of RightNow common stock through periodic after-tax payroll deductions at a purchase price established by the administrator.  Payroll deductions are limited to 15% of the employee’s regular compensation for each purchase period.  Purchase periods are consecutive six-month periods ending on the last day in June and December each year.   The purchase price for the initial purchase period was the lesser of the initial public offering price or 85% of the fair market value of RightNow common stock on December 31, 2004.  Under the Plan, approximately 97,000 shares of common stock were purchased in the initial purchase period ended December 31, 2004.

(13)  Quarterly Results (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating statement data:
Total revenue	$7,807	$8,244	$9,220	$10,608
Gross profit	5,846	6,142	6,911	7,977
Net loss	(881)	(864)	(1,010)	(1,365)

Net income (loss) per share:
Basic	$(0.06)	$(0.06)	$(0.07)	$(0.09)
Diluted	(0.06)	(0.06)	(0.07)	(0.09)

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating statement data:
Total revenue	$12,857	$14,762	$16,426	$17,719
Gross profit	9,968	11,553	12,718	13,578
Net income	80	634	1,440	1,295

Net income per share:
Basic	$0.01	$0.04	$0.06	$0.04
Diluted	0.00	0.02	0.05	0.04

Exhibit Index

Exhibit Number	Description of document
3.1**	Amended and restated certificate of incorporation of the registrant.
3.2*	Amended and restated bylaws of the registrant.
10.1*	Form of indemnification agreement between the registrant and its officers and directors.
10.2*	Amended and restated 1998 Long-Term Incentive and Stock Option Plan.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.5*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 40 Enterprise Blvd, Bozeman, MT).
10.6*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 77 Discovery Drive, Bozeman, MT).
10.7*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 45 Discovery Drive, Bozeman, MT).
10.8*†	Severance policy for executive officers.
10.9*†	Form of executive officer offer letter and schedule of omitted material details thereto.
10.10*†	Form of executive officer incentive stock option agreement and schedule of omitted material details thereto.
10.11*†	Form of executive officer non-incentive stock option agreement and schedule of omitted material details thereto.
10.12*	Form of director non-incentive stock option agreement and schedule of omitted material details thereto.
10.13†	Form of Notice of Grant of Stock Options and Option Agreement.
10.14†	Form of Incentive Stock Option Agreement.
10.15†	Form of Non-Incentive Stock Option Agreement.
21.1*	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

**  Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

†  Denotes management contract or compensatory plan or arrangement.