Form 10-Q
period 2005-03-31
RIGHTNOW TECHNOLOGIES INC
filed 2005-05-13
CIK 1111247

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

000-31321
(Commission File No.)

RIGHTNOW TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-0503640 (I.R.S. Employer Identification No.)

40 Enterprise Boulevard
Bozeman, Montana 59718-9300
(Address of Principal Executive Offices) (Zip Code)

(406) 522-4200
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock, $0.001 par value, as of May 4, 2005 was 30,116,719.

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2004	March 31, 2005
Assets
Cash and cash equivalents	$18,944	$33,155
Short-term investments	31,188	19,698
Accounts receivable	16,939	13,552
Term receivables, current	10,090	13,275
Allowance for doubtful accounts	(1,581)	(1,627)

Receivables, net	25,488	25,200

Prepaid expenses	1,255	1,272

Total current assets	76,835	79,325

Property and equipment, net	4,393	4,842
Term receivables, non-current	5,756	8,256
Intangible assets, net	1,113	996
Other	212	236

Total Assets	$88,309	$93,655

Liabilities and Stockholders' Equity
Accounts payable	$1,720	$2,493
Commissions and bonuses payable	2,648	1,971
Other accrued liabilities	3,715	3,904
Current portion of deferred revenue	36,020	37,899

Total current liabilities	44,103	46,267

Deferred revenue, net of current portion	13,105	14,911
Stockholders' equity:
Common stock	29	30
Warrants	291	203
Additional paid-in capital	72,367	73,042
Accumulated other comprehensive loss	(605)	(618)
Accumulated deficit	(40,981)	(40,180)

Total stockholders' equity	31,101	32,477

Total Liabilities and Stockholders' Equity	$88,309	$93,655

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenue:
Software, hosting and support	$10,720	$13,874
Professional services	2,137	4,468

Total revenue	12,857	18,342
Cost of revenue:
Software, hosting and support	1,579	2,064
Professional services	1,310	2,696

Total cost of revenue	2,889	4,760

Gross profit	9,968	13,582
Operating expenses:
Sales and marketing	6,848	9,457
Research and development	1,805	2,161
General and administrative	1,153	1,410

Total operating expenses	9,806	13,028

Income from operations	162	554
Interest and other income (expense), net	(64)	292

Income before income taxes	98	846
Provision for income taxes	(18)	(45)

Net income	$80	$801

Net income per share:
Basic	$0.01	$0.03
Diluted	$0.00	$0.02
Shares used in the computation:
Basic	14,792	29,816
Diluted	25,143	33,564

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2005
Operating activities:
Net income	$80	$801
Non-cash adjustments:
Depreciation and amortization	624	742
Provisions for losses on accounts receivable	85	52
Changes in operating accounts:
Receivables	(1,550)	(2,402)
Prepaid expenses	(261)	(44)
Accounts payable	280	776
Commissions and bonuses payable	(175)	(663)
Other accrued liabilities	300	208
Deferred revenue	1,117	3,819
Other	(167)	(50)

Cash provided by operating activities	333	3,239

Investing activities:
Net change in short-term investments	—	11,490
Acquisition of property and equipment	(761)	(1,080)

Cash provided by (used for) investing activities	(761)	10,410

Financing activities:
Proceeds from long-term debt	878	—
Proceeds from issuance of common stock:
Initial public offering, less offering costs	(172)	—
Employee stock options	111	588
Repurchase of common stock	(2)	—
Payments on long-term debt	(404)	—

Cash provided by financing activities	411	588

Effect of foreign exchange rates on cash and cash equivalents	9	(26)

Increase (decrease) in cash and cash equivalents	(8)	14,211
Cash and cash equivalents at beginning of period	8,360	18,944

Cash and cash equivalents at end of period	$8,352	$33,155

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)   Business Description and Basis of Presentation

Business Description

        RightNow Technologies, Inc. (the "Company" or "RightNow") provides on-demand customer relationship management software solutions for companies of all sizes. The Company's on-demand software supports multiple customer interaction points in a business's customer service, marketing and sales operations. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in Dallas, Texas; San Mateo, California; Princeton, New Jersey; London, England; Sydney, Australia, Munich, Germany; and a liaison office in Tokyo, Japan. The Company operates in one segment, which is the customer relationship management market.

Basis of Presentation

        The accompanying interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company's financial position at March 31, 2005, and results of operations and cash flows for the three month periods ended March 31, 2004 and 2005. The interim period results are not necessarily indicative of the results to be expected for the full year.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an on-going basis. Significant estimates and assumptions made by management include estimates and assumptions regarding revenue recognition, valuation allowances for trade receivables and deferred income tax assets, and accounting for equity-based compensation.

(2)   Certain Risks and Concentrations

        The Company's revenue is derived from the license, hosting and support of its software products and provision of related professional services. The market in which the Company operates is highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company's operating results. The Company has historically derived a majority of its revenue from customer service software solutions. These products are expected to continue to account for a significant portion of revenue for the foreseeable future. As a result of this revenue concentration, the Company's business could be harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

        The Company's customers are worldwide with approximately 70% to 75% of sales in the United States. No individual customer accounted for more than 10% of the Company's revenue in 2004 or the first three months of 2005, or represented more than 10% of receivables at December 31, 2004 or March 31, 2005.

        As of December 31, 2004 and March 31, 2005, assets located outside the United States were 7% of total assets. The loss from operations outside of the United States totaled $2.8 million for the year ended December 31, 2004 and $1.6 million for the three months ended March 31, 2005. Revenue by geographical region follows (in thousands):

	Three Months Ended March 31,
	2004	2005
United States	$9,188	$13,757
Europe	2,443	2,751
Asia Pacific	1,226	1,834

	$12,857	$18,342

(3)   Net Income Per Share

        A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Weighted average common shares outstanding for basic net income per share	14,792	29,816
Effect of dilutive securities:
Convertible preferred stock	7,265	—
Employee stock options	3,086	3,684
Warrants	—	64

Weighted average shares outstanding for dilutive net income per share	25,143	33,564

        The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2004	2005
Employee stock options	577	288
Warrants	115	—

(4)   Comprehensive Income (Loss)

        Comprehensive income (loss) for the comparative periods was as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Net income	$80	$801
Other comprehensive income (loss):
Unrealized loss on short-term investments	—	(41)
Foreign currency translation adjustments	(113)	28

Comprehensive income (loss)	$(33)	$788

(5)   Equity-Based Compensation

        The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding results of operations has been determined as if the Company had accounted for its stock options under the appropriate minimum value or fair value method. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted under the 2004 Equity Incentive Plan and the Employee Stock Purchase Plan. The estimated weighted average value per share of stock options granted in the three months ended March 31, 2004 and 2005 was $0.53 and $8.01, respectively. The estimated value of shares purchased under the Employee Stock Purchase Plan for the three months ended March 31, 2005 was $5.79. Assumptions used to obtain the estimated values were:

	Three Months Ended March 31,
	2004	2005
Employee Stock Options
Weighted average risk free rate	3.1%	3.9%
Expected term	5 yrs	5 yrs
Volatility	0%	74%
Dividend yield	0%	0%
Employee Stock Purchase Plan
Risk free rate	—	2.9%
Expected term	—	0.5 yrs
Volatility	—	74%
Dividend yield	—	0%

        Had the Company recorded compensation expense in accordance with SFAS No. 123, net income (loss) would have been (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2005
Net income as reported	$80	$801
Less equity-based compensation	(91)	(591)

Pro forma net income (loss)	$(11)	$210

Net income (loss) per share:
Basic:
As reported	$0.01	$0.03
Pro forma	0.00	0.01
Diluted:
As reported	$0.00	$0.02
Pro forma	0.00	0.01

        From time to time the Company grants to certain of its consultants options to purchase stock. The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 ("EITF 96-18"), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R ("123R"), Share-Based Payment, which replaces SFAS No. 123 and supercedes APB 25. Statement 123R covers a wide range of share-based compensation, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The statement requires the recognition of compensation cost related to share-based payment plans to be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company expects that this accounting change will materially and adversely affect our reported results of operations because the stock-based compensation expense will be charged directly against earnings. The Company expects to adopt the provisions of 123R beginning January 1, 2006.

(6)   Commitments and Contingencies

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

        The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their license agreements in the event that the Company fails to meet those levels. To date, the Company has not provided any material credits, or cancelled any agreements related to these service level agreements.

        The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by the Company, arising out of that person's services as the Company's director or officer or that person's services provided to any other company or enterprise at the Company's request.

Litigation

        From time to time, the Company is involved in legal proceedings arising in the normal course of business. The Company believes that the resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

(7)   Recent Developments

Acquisition of Convergent Voice Assets

        In May 2005, the Company purchased the intellectual property and other assets, and hired certain personnel, of Convergent Voice, Inc. Convergent Voice has developed voice enabled automation technologies that, when combined with the Company's applications, provide for: a) telephone queries of the Company's knowledgebase; b) submission of questions over the phone that can be subsequently answered either electronically or via a return phone call; and c) submission of queries that access back office systems, such as an order processing system, to obtain status of an order. The Company had previously licensed the Convergent Voice technology for approximately two years.

        The purchase price of $1 million was paid in cash on May 5, 2005. The Company expects that the substantial majority of the purchase price will be allocated to identifiable intangible assets, which will then be amortized to earnings over their remaining lives of approximately 5 years.

Commitments

        The Company leases its office facilities and certain office equipment under non-cancelable operating lease agreements with various expiration dates through 2011. In March 2005 the Company extended two office lease agreements, and entered into a new office lease agreement, with Genesis Partners, LLC. Annual minimum payments under operating leases are approximately $1.2 million in 2005 through 2009, approximately $750,000 in 2010, and approximately $150,000 thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those projected in the forward-looking statements as a result of factors, including those discussed under "Risk Factors" and elsewhere in this report. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

        We are a leading provider of on-demand solutions for the customer relationship management ("CRM") market. We offer a broad suite of solutions to address the customer service, sales and marketing requirements of large, medium and small enterprises.

        We released our initial version of RightNow Service in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Metrics and RightNow Locator. In 2003, we introduced an e-mail marketing automation solution, RightNow Outbound. In October 2004, we introduced RightNow CRM, which is comprised of three applications built on a common base: RightNow Service, RightNow Sales, and RightNow Marketing. To date, approximately 90% of our revenue has been generated from sales of RightNow Service.

        Our client base currently consists of more than 1,200 active clients. During the three months ended March 31, 2005, our products served more than 166 million customer interactions, or unique sessions hosted by our solutions. Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on-demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities. Approximately 86% of our clients have elected the hosted option as of March 31, 2005. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

        Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services. Our term license agreements, which are generally two years in length but can range from six months to four years, include our software and related upgrades, hosting and support for the term of the agreement. The majority of our revenue in each of our last three years and the three months ended March 31, 2005 was derived from two-year term license agreements. We also offer monthly term license agreements that contain a minimum commitment period of at least 12 months and include our software and related upgrades, hosting and support. Perpetual licenses are typically sold with annual maintenance contracts that include upgrades, hosting and support.

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

        Our software license agreements generally include capacity-based fees, which are measured primarily by web pages served, user seats, outgoing email transactions, or minutes used, and certain fixed fees. A number of our agreements provide for additional fees for usage above established levels, which are billed and recognized into revenue when earned.

        Professional services, consisting of consulting, education and development services, are sold with initial license agreements and periodically over the client engagement. The average deployment time for our clients is approximately 50 days. We typically invoice clients for the entire amount at the beginning of the agreement with payment generally due within 30 days for our term and perpetual license agreements, or due monthly for our monthly agreements. Our typical education courses are billed on a per person, per class basis.

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

        Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we were able to reduce hosting costs as a percentage of total revenue in 2003, and 2004, despite significant increases in the number of hosted clients and the level of customer interactions. Software, hosting and support costs as a percent of total revenue increased slightly in the first three months of 2005 due to additions of technical support personnel.

        As our client base and solutions usage grows, we intend to continue to invest additional resources in our hosting services, technical support and professional services. We expect our professional services costs to increase in absolute dollars as we increase our professional services as a percentage of total revenue. Because cost as a percentage of revenue is higher for professional services revenue than for software, hosting and support revenue, an increase in professional services as a percentage of total revenue reduces gross profit as a percentage of total revenue. During the first three months of 2005, gross profit as a percentage of total revenue declined to 74% from 78% in 2004 primarily due to an increase in professional services as a percentage of total revenue.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead. We expense our sales commissions at the time the related sale is invoiced to the client and we recognize the majority of our revenue from our agreements ratably over the terms of the licenses. Accordingly, we generally experience a delay between increasing sales and marketing expenses and the recognition of corresponding revenue. We expect significant additional increases in sales and marketing expenses in absolute dollars as we continue to hire additional sales and marketing personnel and increase the level of marketing activities.

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

        General and Administrative Expenses.    General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and insurance costs related to the growth of our business and operations.

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

Allowance for doubtful accounts

        We regularly assess the collectibility of outstanding customer invoices and, in so doing, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer's current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer's ability to pay. Actual customer collections could differ from our estimates and exceed our related loss allowance.

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

        We have established a valuation allowance equal to our net deferred tax assets due to uncertainties regarding the realization of our net operating loss carryforwards, tax credits, and deductible timing differences. The uncertainty of realizing these benefits is based primarily on our lack of historical earnings.

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

        In measuring the cost of equity-based compensation, we make assumptions regarding our stock price volatility and the average expected life of our outstanding stock options. Our assumptions are based on our historical information, some of which was developed when we were a private company, which are then compared with other like companies for reasonableness. Actual results could differ from our estimates.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payment, which replaces SFAS 123 and supercedes APB No. 25. The statement's effective date was amended in April 2005 to apply to certain public companies beginning with their first fiscal year beginning after June 15, 2005. SFAS 123R covers a wide range of share-based compensation, including share options, restricted share plans, performance- based awards, share appreciation rights, and employee share purchase plans. The statement requires the recognition of compensation cost related to share-based payment plans to be recognized in financial statements based on the fair value of the equity or liability instruments issued. We expect that adoption of the provisions of SFAS 123R in our 2006 fiscal year beginning January 1, 2006 will materially and adversely affect our reported results of operations because the stock-based compensation expense will be charged directly against reported earnings. We do not expect the accounting change to materially affect our liquidity because stock-based compensation is a non-cash expense.

Results of Operations

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2004	2005
Revenue:
Software, hosting and support	83%	76%
Professional services	17	24

Total revenue	100	100
Cost of revenue:
Software, hosting and support	12	11
Professional services	10	15

Total cost of revenue	22	26

Gross profit	78	74
Operating expenses:
Sales and marketing	53	51
Research and development	14	12
General and administrative	9	8

Total operating expenses	76	71

Income from operations	2	3
Interest and other income (expense), net	(1)	1

Income before income taxes	1	4
Provision for income taxes	—	—

Net income	1%	4%

        The following table sets forth our on-demand customer interactions and percent of clients hosting and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2004	2005
Customer interactions (in millions)	102	166
Percentage of clients hosting	85%	86%
Revenue by type:
Recurring (term licenses, hosting and support)	66%	58%
Perpetual licenses	17	18
Professional services	17	24
Revenue by geography in:
United States	71%	75%
Europe	19	15
Asia Pacific	10	10

Overview of Current Period and Outlook

        The quarter ended March 31, 2005 represented our 29th consecutive quarter of revenue growth. Total revenue for the quarter ended March 31, 2005 increased 43% over the comparable period in 2004 from growth in our average number of customers and growth in our average selling prices. Gross profit for the three months ended March 31, 2005 was 4 percentage points lower than the comparable period in 2004 due to an increased mix of professional services revenue. Operating expenses for the three months ended March 31, 2005, in total, increased 33% over the three months ended March 31, 2004 due to our investment in personnel to support our overall growth. Operating income for the first quarter of 2005 was 3% of revenue as compared to 2% of revenue in the first quarter of 2004.

        Our revenue growth in 2004 and the first quarter of 2005 resulted from the release of broader product offerings, a corresponding increase in service offerings, and the addition of sales personnel focused on new client acquisition. In the first quarter of 2005 we signed 60 new customers to bring our total active client base to 1,273, or 17% more than the 1,089 active clients at March 31, 2004. On a sequential quarterly basis, our growth, as measured by the number of new clients acquired, declined in the first quarter ended March 31, 2005. We believe the lower client acquisitions may be the result of seasonal buying patterns of our customers.

        For the three months ended March 31, 2005, we generated $3.2 million of cash from operations compared to $0.3 million of cash in the comparable 2004 quarter, and increased our deferred revenue to $52.8 million at March 31, 2005 from $36.7 million one year earlier.

        As of March 31, 2005 we had an accumulated deficit of $40.2 million. This deficit resulted primarily from costs incurred in the development, sales and marketing of our products and for general and administrative purposes. We intend to continue to invest in our sales and marketing activities, product development and business infrastructure. During periods of investment and growth, because the majority of expenses are recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses.

Three Months Ended March 31, 2004 and 2005

Revenue

	Three Months Ended March 31,
	2004	2005	Percent Change
	(Amounts in thousands)
Software, hosting and support	$10,720	$13,874	29%
Professional services	2,137	4,468	109

Total revenue	$12,857	$18,342	43%

Software, hosting and support

        For the quarter ended March 31, 2005, software, hosting and support revenue increased $3.2 million, or 29%, over the first quarter of 2004. The increase resulted primarily from a 10% increase in average revenue per client and an 18% increase in the average number of clients. Average revenue per client has grown from additional usage capacity and upgrades and enhancements purchased by clients. Additional usage capacity purchased by clients is reflected by customer interactions, which grew to 166 million for the quarter ended March 31, 2005 from 102 million in the comparable 2004 quarter. The increase in the average number of clients was primarily due to the addition of sales representatives focused on new client acquisition. Recurring software, hosting and support revenue was $10.6 million in the quarter ended March 31, 2005, or 25% more than the comparable 2004 quarter.

        Perpetual license fee revenue represented 18% of total revenue in the quarter ended March 31, 2005 compared to 17% in the quarter ended March 31, 2004. The mix of perpetual license revenue affects our overall profitability in any given period since it is recorded into revenue in full upon delivery instead of being ratably recognized into revenue, as is the case with term licenses. Over the previous eight quarters, perpetual license revenue has ranged between 12% and 26% of total revenue. We believe there are many factors that cause our perpetual license revenue to fluctuate as a percentage of total revenue, including the strategic importance of our products in client organizations, client planning horizons, and client purchasing preferences and patterns. For these reasons, we expect perpetual license revenue to continue to fluctuate in future periods.

Professional services

        For the quarter ended March 31, 2005, professional services revenue increased $2.3 million, or 109%, over the first quarter of 2004. Average professional services revenue per client increased 77% in the first quarter of 2005 compared to the first quarter of 2004, and average number of clients increased 18%. Revenue per client increased from higher utilization in the first quarter of 2005, and from our focus on expanding service offerings provided in conjunction with our broader product offerings. We increased our capacity to deliver professional services by increasing our average employee count to 77 employees at March 31, 2005 from 40 employees one year earlier.

        The mix of professional services revenue to total revenue will also affect our operating results from period-to-period, due to the lower gross profit earned on professional services revenue as compared to software, hosting and support revenue. We expect professional services revenue to range between 20% and 25% of total revenue in future periods.

Cost of Revenue

	Three Months Ended March 31,
	2004	2005	Percent Change
	(Amounts in thousands)
Software, hosting and support	$1,579	$2,064	31%
Professional services	1,310	2,696	106

Total cost of revenue	$2,889	$4,760	65%

Software, hosting and support

        For the quarter ended March 31, 2005, cost of software, hosting and support revenue increased $485,000, or 31%, over the comparable 2004 quarter mostly due to the addition of staff to support new product offerings. Staff additions in our software, hosting and support organizations increased salaries and related employee costs by $255,000 in the first quarter of 2005 over the first quarter of 2004, and equipment depreciation expenses and third-party hosting service costs increased $149,000. Average employee count in our hosting and support organization was 52 in the first quarter of 2005 compared to 41 in the first quarter of 2004. As a percent of the associated revenue, cost of software, hosting and support remained constant at 15% in the first quarter of 2005 and 2004.

Professional services

        For the quarter ended March 31, 2005, professional services costs increased $1.4 million, or 106%, over the comparable 2004 quarter. As a percent of the associated revenue, professional services costs were 60% in the 2005 quarter as compared to 61% in the 2004 quarter. The growth in absolute dollars in the first quarter of 2005 resulted from staff additions and associated travel and living expenses. Average employee count in our professional services group was 77 in the first quarter of 2005 compared to 40 in the first quarter of 2004.

Operating Expenses

	Three Months Ended March 31,
	2004	2005	Percent Change
	(Amounts in thousands)
Sales and marketing	$6,848	$9,457	38%
Research and development	1,805	2,161	20
General and administrative	1,153	1,410	22

Total operating expenses	$9,806	$13,028	33%

Sales and Marketing Expenses

        For the quarter ended March 31, 2005, sales and marketing expense increased $2.6 million, or 38%, over the comparable 2004 quarter primarily due to the addition of employees to our sales and marketing group. Average employee count in our sales and marketing group was 188 for the first quarter of 2005 compared to 140 for the first quarter of 2004, which increased salaries and related costs by approximately $1.4 million. In addition, we incurred incremental sales incentive costs of $0.7 million in the 2005 quarter due to growth in new contracts signed. As a percent of total revenue, sales and marketing expenses declined to 51% in the first quarter of 2005 from 53% in the first quarter of 2004.

Research and Development Expenses

        For the quarter ended March 31, 2005, research and development expenses increased $356,000, or 20%, over the comparable 2004 quarter due to higher salaries and related costs. Average employee count in our research and development organization grew to 89 employees in the first quarter of 2005 from 70 employees in the first quarter of 2004.

General and Administrative Expenses

        For the quarter ended March 31, 2005, general and administrative expenses increased $257,000, or 22%, over the first quarter of 2004 primarily due to employee growth. Average employees in our general and administrative organization were 37 in the first quarter of 2005 and 27 in the first quarter of 2004, which increased payroll and related costs by approximately $229,000.

Recent Development

        As discussed in Note 7, in May 2005 we purchased the assets and hired certain employees of Convergent Voice, Inc. We expect that the addition of Convergent Voice assets and employees will increase cost of software, hosting and support by approximately $150,000 per quarter, and increase research and development expenses by approximately $200,000 per quarter.

Interest and Other Income (Expenses), Net

	Three Months Ended March 31,
	2004	2005
	(Amounts in thousands)
Interest income	$23	$303
Interest expense	(86)	—
Other	(1)	(11)

Total interest and other income (expense)	$(64)	$292

        Interest income of $303,000 in the quarter ended March 31, 2005 consisted of earnings on our cash equivalent and short-term investment portfolio, and to a lesser extent, interest earned on long-term customer receivables. In August 2004, we completed our initial public offering of common stock and received net proceeds of approximately $40 million, most of which was invested in short-term, interest-bearing securities. Interest expense in the first quarter of 2004 consisted primarily of amounts paid or accrued under our outstanding long-term debt at that time. We paid down all of our long-term debt of in the second half of 2004.

Provision for Income Taxes

        Our provision for income taxes was 5% of pre-tax income for the three months ended March 31, 2005 as compared to 18% in the first quarter of 2004. The provision for both periods consists primarily of foreign withholdings for which net operating losses are not available. Our provision for income taxes is less than the statutory rate mostly due to the utilization of U.S. net operating loss carryforwards.

        At March 31, 2005, we had $21.7 million of net deferred income tax assets that have been reserved in full by a valuation allowance. In the future, if available evidence indicates that it is more likely than not that we will be able to utilize some or all of our deferred tax assets, we will record an income tax benefit in the amount of the asset recognized. At that time, we expect that our effective tax rate would likely increase.

Liquidity and Capital Resources

        Information regarding deferred revenue and cash provided by operating activities follows (in thousands):

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005
	(Amounts in thousands)
Deferred revenue	$36,729	$40,777	$44,491	$49,125	$52,810
Cash provided by operating activities	333	2,022	1,063	3,320	3,239

        We have historically funded our operations with cash from operations, equity financings and debt borrowings. In August 2004 we completed our initial public offering of 6.4 million shares of common stock and received net proceeds of approximately $40 million. The offering proceeds are invested in short-term, interest-bearing securities. During the second half of 2004 we paid down all of our then outstanding long-term debt.

        At March 31, 2005 cash and cash equivalents, and short-term investments, totaled $52.9 million. In addition to our cash and short-term investments, other sources of liquidity at March 31, 2005 included a $3.0 million bank line of credit facility under which there have been no borrowings.

        Operating activities provided $3.2 million of cash during the three months ended March 31, 2005, as compared to $0.3 million of cash from operations in the corresponding period of the prior year. The majority of our cash from operations in the first quarter of 2005 was from growth in deferred revenue and collections of accounts receivable. We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue. Customers may elect a monthly payment option, or in certain circumstances, installment payments, which are reflected in current and non-current term receivables. Our new business in the first quarter of 2005 included a higher dollar volume of monthly payment options and, consequently, we expect collections of receivables to be slightly lower in our second quarter ending June 30, 2005.

        Cash required for income taxes has not been significant historically and is not expected to be significant for the remainder of 2005.

        Investing activities provided $10.4 million in cash during the three months ended March 31, 2005 due to the liquidation of short-term investments and re-investment of proceeds in cash equivalents. Other investing activities included $1.1 million of equipment acquisitions for our hosting operations and employee growth.

        As discussed in recent developments, in May 2005 we acquired the intellectual property and other assets of Convergent Voice, Inc. for $1 million, which was paid in cash upon closing. In addition to the asset purchase, we agreed to hire certain personnel of Convergent Voice. The asset acquisition and additional employees are not expected to have a material effect on the Company's liquidity or financial condition.

        Financing activities provided $0.6 million in the three months ended March 31, 2005 from the exercise of employee stock options.

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

Contractual Obligations and Commitments

        During the quarter ended March 31, 2005, we entered into a new office lease agreement, and extended two existing office lease agreements, with Genesis Partners LLC. As a result, our contractual obligations under operating lease agreements will increase by approximately $250,000 in 2005, and approximately $360,000 in 2006 through 2009.

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

        We may not be able to sustain or increase our profitability in the future. Prior to 2004, we incurred significant operating losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. As of March 31, 2005, we had an accumulated deficit of approximately $40.2 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to maintain profitability. Even if we continue to achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

  •
  changes in the volume and mix of term and perpetual licenses sold in a particular quarter, because perpetual license revenue is recorded in full into revenue upon delivery whereas term licenses are recorded into revenue ratably over the period of license;

  •
  our policy of expensing sales commissions at the time of invoice, while the majority of our revenue is recognized ratably over future periods;

  •
  changes in the mix of revenue between professional services and software, hosting and support;

  •
  changes in the mix of voice self service applications sold and/or usage volume, and the corresponding third party hosting fees;

  •
  the timing and success of new product introductions or upgrades by us or our competitors;

  •
  changes in our pricing policies or those of our competitors;

  •
  the amount and timing of expenditures related to expanding our operations;

  •
  changes in the payment terms for our products and services;

  •
  the purchasing and budgeting cycles of our clients; and

  •
  general economic, industry and market conditions.

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

        More than 85% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date we have focused our business on providing solutions for customer service operations, we recently introduced RightNow Sales and RightNow Marketing to expand our solution offerings to the sales and marketing segments of the CRM market. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on-demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are unproven, which may harm our business, financial condition and results of operations.

        We face intense competition, and our failure to compete successfully could make it difficult for us to add and retain clients and could reduce or impede the growth of our business.

        The market for customer relationship management solutions is highly competitive and fragmented, and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. Competition has intensified with our most recent product releases. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients, and our business, financial condition and results of operations will be seriously harmed.

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

        The majority of our solutions are sold pursuant to term license agreements that are subject to renewal every two years or less and our clients have no obligation to renew their licenses. Because our clients may elect not to renew, we may not be able to consistently and accurately predict future renewal rates. Our clients' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, or the availability and pricing of competing products. If large numbers of existing clients do not renew their licenses, or renew their licenses on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new licenses generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

        We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

        We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 438 at March 31, 2005 from 403 at December 31, 2004. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

        Part of the challenge that we expect to face in the course of our expansion is to maintain the high level of customer service to which our clients have become accustomed. To date, we have focused on providing personalized account management and customer service on a frequent basis to ensure our clients are effectively leveraging the capabilities of our solution. We believe that much of our success to date has been the result of high client satisfaction, attributable in part to this focus on client service. To the extent our client base grows, we will need to expand our account management, client service and other personnel, and third party channel partners, in order to enable us to continue to maintain high levels of client service and satisfaction. If we are not able to continue to provide high levels of client service, our reputation, as well as our business, financial condition and results of operations, could be harmed.

        If there are interruptions or delays in our hosting services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with clients and subject us to liability.

        As of March 31, 2005, over 85% of our clients were using our hosting services for deployment of our software applications. We provide our hosting services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and New Jersey. We do not maintain long-term supply contracts with either of our co-location providers, and neither provider guarantees that our clients' access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our co-location providers' ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems located in our Montana headquarters have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at both the California and New Jersey co-location facilities. In the event that our co-location facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party co-location facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

        International sales comprised 25% of our revenue for the three-month period ended March 31, 2005, and comprised 27% of our revenue in the year ended December 31, 2004. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

        In order to expand our addressable market, we may decide to acquire additional businesses, products and technologies. In May 2005, we acquired the intellectual property and other assets of Convergent Voice, Inc., our first acquisition since becoming a public company. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

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

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statement based on the fair value of the equity or liability instruments issued, and is effective for annual periods beginning after June 15, 2005. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123R requires us to value our employee stock option grants, transactions under our Employee Stock Purchase Plan, and other possible equity-based transactions, pursuant to a fair value formula, and then amortize that value against our reported earnings over the vesting period in effect for those transactions. We currently account for stock-based awards to employees in accordance with APB 25, and have adopted the disclosure-only alternative of SFAS 123. This change in accounting treatment will materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings.

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

        Our RightNow Marketing solution specifically serves the market for mass distribution marketing and other e-mail communications. The increasing regulation of e-mail delivery, both domestically and internationally, and the spam filtering practices of Internet service providers and e-mail users generally, will place significant additional burdens on our clients who have outbound communication programs, and may cause those clients to substantially change their outbound communications programs or abandon them altogether. The concerns and legal requirements surrounding non-solicitation and compliance with the CAN-SPAM Act and other laws may reduce sales of our RightNow Marketing solution, may make it necessary to redesign our RightNow Marketing solution to make it easier for our clients to conform to the requirements of the CAN-SPAM Act and other laws and standards, which would increase our expenses, or may make it necessary for us to redefine the market for and use of our RightNow Marketing solution, which could reduce our revenue.

        General economic conditions could adversely affect our clients' ability or willingness to purchase our products, which could materially and adversely affect our results of operations.

        Our clients consist of large and small companies in nearly all industry sectors and geographies. Potential new clients or existing clients could defer purchases of our products because of unfavorable macroeconomic conditions, such as rising interest rates, fluctuations in currency exchange rates, industry or country economic downturns, industry purchasing patterns, and other factors. Our ability to grow revenues may be adversely affected by unfavorable economic conditions.

Risks Related to Ownership of Our Common Stock

        The significant control over stockholder voting matters and our office leases that may be exercised by our founder and Chief Executive Officer will limit your ability to influence corporate actions and may require us to find alternative office space to lease or buy in the future.

        Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially own approximately 43% of our currently outstanding common stock and, together with our other officers and directors, beneficially own approximately 64% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting alone or together with some of our other officers and directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

Interest Rate Sensitivity

        Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Net proceeds of our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our investment portfolio is investment-grade and diversified among issuers and types to reduce credit risk. The average maturity of our investment portfolio is less than 90 days and we intend to hold the investments until maturity. If market interest rates were to increase by 100 basis points from the level at March 31, 2005, the fair value of our investment portfolio would decline by approximately $117,000.

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Securities Exchange Act of 1934.

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

Part II. Other Information

Item 1. Legal Proceedings

        From time to time, we are involved in legal proceedings in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Sales of Unregistered Securities

        During the three months ended March 31, 2005, we issued and sold 26,709 shares of our common stock to one of our lenders upon its exercise of certain warrants, previously issued in connection with our equipment and commercial bank financing arrangements, pursuant to the net exercise provision of such warrants. The sale and issuance of these shares of our common stock were determined to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering, where the purchaser was sophisticated and represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and where the purchaser received or had access to adequate information about us.

  (b)
  Use of Proceeds from Sales of Registered Securities

        On August 5, 2004, the Securities and Exchange Commission declared effective our Registration Statement on From S-1 (Reg. File No. 333-115331) under the Securities Act of 1933, as amended, in connection with the initial public offering of our common stock, par value $.0001 per share. Of the 7,245,000 shares registered under the registration statement for an aggregate offering price of $50,715,000, we sold 6,416,961 shares, including shares sold upon exercise of the underwriters' over-allotment option, for an aggregate offering price of $44,918,727, and 321,945 shares, including shares sold upon exercise of the underwriters' over-allotment option, were sold by a selling stockholder for an aggregate offering price of $2,253,615. After deducting $3.3 million in underwriting discounts and commissions and $1.8 million in other offering costs, we received net proceeds from the offering of approximately $40 million. We currently intend to use the offering net proceeds for general corporate purposes as described in the prospectus for the offering. We are currently assessing the specific uses and allocations for these net proceeds. Pending these uses, the net proceeds from the offering are invested in short-term, interest-bearing, investment-grade securities. None of the expenses and none of our net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of RightNow or their associates, persons owning 10% or more of any class of equity securities of RightNow, or an affiliate of RightNow.

  (c)
  Not applicable.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

Exhibits

        The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1†	Amended and Restated Certificate of Incorporation of the Registrant.
Exhibit 3.2*	Amended and Restated Bylaws of the Registrant.
Exhibit 10.16**	Lease agreement, dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners, LLC for office space located at 110 Enterpise Boulevard, Bozeman, Montana.
Exhibit 10.17**	Renewed lease agreement, dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners LLC for office space located at 77 Discovery Drive, Bozeman, Montana.
Exhibit 10.18**	Renewed lease agreement, dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners LLC for office space located at 45 Discovery Drive, Bozeman, Montana.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†
Incorporated by reference to Exhibit 4.2 to the Company's registration statement of Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

*
Incorporated by reference to the exhibit of the same number from the Company's registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

**
Incorporated by reference to the exhibit of the same number from the Company's current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on April 1, 2005.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005

RightNow Technologies, Inc.
(Registrant)

By:	/s/ SUSAN J. CARSTENSEN Susan J. Carstensen Chief Financial Officer, Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)