Form 10-Q
period 2005-06-30
RIGHTNOW TECHNOLOGIES INC
filed 2005-08-09
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

(406) 522-4200
(Registrant’s Telephone Number, Including Area Code)

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 31, 2005 was 30,623,931.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2005

INDEX

Part I.		FINANCIAL INFORMATION
Item 1.	Financial Statements
	a)	Condensed consolidated balance sheets
	b)	Condensed consolidated statements of operations
	c)	Condensed consolidated statements of cash flows
	d)	Notes to condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2004	June 30, 2005
Assets
Cash and cash equivalents	$18,944	$30,292
Short-term investments	31,188	24,181
Accounts receivable	16,939	15,799
Term receivables, current	10,090	14,733
Allowance for doubtful accounts	(1,581)	(1,608)
Receivables, net	25,448	28,924
Prepaid expenses	1,255	1,196
Total current assets	76,835	84,593

Property and equipment, net	4,393	5,375
Term receivables, non-current	5,756	10,234
Intangible assets, net	1,113	1,783
Other	212	245
Total Assets	$88,309	$102,230

Liabilities and Stockholders’ Equity
Accounts payable	$1,720	$2,409
Commissions and bonuses payable	2,648	2,550
Other accrued liabilities	3,715	4,191
Current portion of long-term debt	—	31
Current portion of deferred revenue	36,020	40,669
Total current liabilities	44,103	49,850

Deferred revenue, net of current portion	13,105	16,699
Long-term debt, net of current portion	—	131

Stockholders’ equity:
Common stock	29	30
Warrants	291	107
Additional paid-in capital	72,367	74,479
Accumulated other comprehensive loss	(605)	(445)
Accumulated deficit	(40,981)	(38,621)
Total stockholders’ equity	31,101	35,550
Total Liabilities and Stockholders’ Equity	$88,309	$102,230

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue:
Software, hosting and support	$11,709	$16,864	$22,429	$30,738
Professional services	3,053	4,214	5,190	8,682
Total revenue	14,762	21,078	27,619	39,420

Cost of revenue:
Software, hosting and support	1,636	2,276	3,215	4,340
Professional services	1,573	2,879	2,883	5,575
Total cost of revenue	3,209	5,155	6,098	9,915

Gross profit	11,553	15,923	21,521	29,505

Operating expenses:
Sales and marketing	8,037	10,557	14,885	20,014
Research and development	1,807	2,426	3,612	4,587
General and administrative	1,016	1,586	2,169	2,996
Total operating expenses	10,860	14,569	20,666	27,597

Income from operations	693	1,354	855	1,908

Interest and other income (expense), net	(46)	331	(110)	623

Income before income taxes	647	1,685	745	2,531
Provision for income taxes	(13)	(126)	(31)	(171)
Net income	$634	$1,559	$714	$2,360

Net income per share:
Basic	$0.04	$0.05	$0.05	$0.08
Diluted	$0.02	$0.05	$0.03	$0.07

Shares used in the computation:
Basic	15,185	30,232	15,012	30,025
Diluted	26,187	33,367	25,821	33,477

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2004	2005
Operating activities:
Net income	$714	$2,360
Non-cash adjustments:
Depreciation and amortization	1,335	1,570
Deferred income taxes	—	124
Provisions for losses on accounts receivable	202	44
Changes in operating accounts:
Receivables	(5,728)	(8,268)
Prepaid expenses	(797)	23
Accounts payable	150	778
Commissions and bonuses payable	496	(75)
Other accrued liabilities	868	579
Deferred revenue	5,523	8,760
Other	(408)	(92)
Cash provided by operating activities	2,355	5,803

Investing activities:
Net change in short-term investments	—	7,005
Acquisition of property and equipment	(1,619)	(2,148)
Acquisition of intangible assets	(406)	(1,012)
Proceeds from sale of property and equipment	1	—
Cash provided by (used for) investing activities	(2,024)	3,845

Financing activities:
Proceeds from long-term debt	1,675	—
Proceeds from issuance of common stock:
Initial public offering, less offering costs	(775)	—
Employee benefit plans	201	1,805
Repurchase of common stock	(2)	—
Payments on long-term debt	(860)	—
Cash provided by financing activities	239	1,805

Effect of foreign exchange rates on cash and cash equivalents	(18)	(105)

Increase in cash and cash equivalents	552	11,348

Cash and cash equivalents at beginning of period	8,360	18,944
Cash and cash equivalents at end of period	$8,912	$30,292

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)         Business Description and Basis of Presentation

Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides on-demand customer relationship management software solutions for companies of all sizes.  The Company’s on-demand software supports multiple customer interaction points in a business’s customer service, marketing and sales operations.  Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in Chicago, Illinois; Dallas, Texas; San Mateo, California; Princeton, New Jersey; Rochester, New York; London, England; Sydney, Australia; Munich, Germany; and a liaison office in Tokyo, Japan.  The Company operates in one segment, which is the customer relationship management market.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2005, and results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2005.  The interim period results are not necessarily indicative of the results to be expected for the full year.

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

(2)         Certain Risks and Concentrations

The Company’s revenue is derived from the license, hosting and support of its software products and provision of related professional services.  The market in which the Company operates is highly competitive and rapidly changing.  Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company’s operating results.  The Company has historically derived a majority of its revenue from customer service software solutions.  These products are expected to continue to account for a significant portion of revenue for the foreseeable future.  As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

The Company’s customers are worldwide with approximately 75% of sales in the United States.  One individual customer accounted for more than 10% of the Company’s total receivables at June 30, 2005.  No single customer has represented more than 10% of revenue in 2004 or the first six months of 2005.

Assets located outside the United States were 7% of total assets at December 31, 2004 and 6% of total assets at June 30, 2005.  Revenue for the six months ended June 30, 2004 and 2005 from foreign customers was 27% and 23% of total revenue, respectively.  The loss from operations outside of the United States totaled $3.1 million for the year ended December 31, 2004 and $3.5 million for the six months ended June 30, 2005.  Revenue by geographical region follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

United States	$10,955	$16,652	$20,143	$30,408
Europe	3,553	3,372	5,996	6,124
Asia Pacific	254	1,054	1,480	2,888
	$14,762	$21,078	$27,619	$39,420

(3)         Net Income Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Weighted average common shares outstanding for basic net income per share	15,185	30,232	15,012	30,025
Effect of dilutive securities:
Convertible preferred stock	7,265	—	7,265	—
Employee stock options	3,674	3,103	3,481	3,405
Warrants	63	32	63	47
Weighted average shares outstanding for dilutive net income per share	26,187	33,367	25,821	33,477

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Employee stock options	698	909	580	608

(4)         Comprehensive Income

Comprehensive income for the comparative periods was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net income	$634	$1,559	$714	$2,360
Other comprehensive income (loss):
Foreign currency translation adjustment	(320)	157	(433)	185
Unrealized loss on short-term investments	—	15	—	(27)
Comprehensive income	$314	$1,731	$281	$2,518

(5)         Equity-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, but applies Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding results of operations has been determined as if the Company had accounted for its stock options under the appropriate minimum value or fair value method.  The Company uses the Black-Scholes valuation model to estimate the value of stock options granted under its equity incentive plans and stock purchased under the 2004 Employee Stock Purchase Plan.  The estimated weighted average value per share of stock options granted in the six months ended June 30, 2004 and 2005 was $3.93 and $7.03, respectively.  The estimated value of shares purchased under the 2004 Employee Stock Purchase Plan for the six months ended June 30, 2005 was $5.79.  Assumptions used to obtain the estimated values were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Employee stock options
Weighted average risk free rate	3.7%	3.8%	3.6%	3.9%
Expected term	5 years	5 years	5 years	5 years
Volatility	82%	75%	67%	75%
Dividend yield	0%	0%	0%	0%

Employee stock purchase plan
Risk free rate	—	2.9%	—	2.9%
Expected term	—	0.5 yrs	—	0.5 yrs
Volatility	—	74%	—	74%
Dividend yield	—	0%	—	0%

Had the Company recorded compensation expense in accordance with SFAS No. 123, net income would have been (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net income as reported	$634	$1,559	$714	$2,360
Less equity-based compensation	(492)	(1,393)	(583)	(1,984)
Pro forma net income	$142	$166	$131	$376

Net income per share:
Basic:
As reported	$0.04	$0.05	$0.05	$0.08
Pro forma	0.01	0.01	0.01	0.01
Diluted:
As reported	$0.02	$0.05	$0.03	$0.07
Pro forma	0.01	0.01	0.01	0.01

The Company’s equity incentive plans provide annual option grants to its non-employee members of the board of directors, which vest immediately upon grant, at each annual meeting of shareholders.  Pro forma compensation expense for these non-employee director grants was approximately $395,000 and $656,000 for the quarters ended June 30, 2004 and 2005, respectively.

From time to time the Company grants to certain of its consultants options to purchase stock.  The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (“123R”), Share-Based Payment, which replaces SFAS No. 123 and supercedes APB 25.  Statement 123R covers a wide range of share-based compensation, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The statement requires the recognition of compensation cost related to share-based payment plans to be recognized in financial statements based on the fair value of the equity or liability instruments issued.  The Company expects that this accounting change will materially and adversely affect its reported results of operations because the stock-based compensation expense will be charged directly against earnings.  The Company expects to adopt the provisions of 123R using the modified prospective method beginning January 1, 2006.

(6)         Commitments and Contingencies

Warranties and Indemnification

The Company’s on-demand application service is typically warranted to perform in accordance with its user documentation.

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights.  To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their license agreements in the event that the Company fails to meet those levels.  To date, the Company has not provided any material credits, and no license agreements have been terminated, related to these service level agreements.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request.

Litigation

From time to time, the Company is involved in legal proceedings arising in the normal course of business.  The Company believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(7)         Acquisition of Convergent Voice Assets

In May 2005, the Company purchased the intellectual property and other assets, and hired certain personnel, of Convergent Voice, Inc.  Convergent Voice has developed voice enabled automation technologies that, when combined with the Company’s applications, enable: a) telephone queries of the Company’s knowledgebase; b) submission of questions over the phone that can be subsequently answered either electronically or by a return phone call; and c) submission of queries that access back office systems, such as an order processing system, to obtain status of an order.  The Company had previously licensed certain Convergent Voice technologies for more than two years.

The purchase price consisted of $1 million paid in cash on May 5, 2005 to the Convergent Voice owners, and $15,000 of transaction costs.  Approximately $935,000 of the purchase price was allocated to identifiable intangible assets based on a discounted cash flow analysis.  The identifiable intangible assets consist primarily of developed software, and will be amortized to earnings over a period of five years.  The remaining purchase price of approximately $80,000 was allocated to other tangible assets acquired based on their estimated net realizable value or replacement cost.

Pro forma results of the business combination have not been provided because the effect is not material on an individual or aggregate basis.

(8)         Leases

In the first quarter of 2005 the Company extended two office lease agreements, and entered into a new office lease agreement, with Genesis Partners, LLC.  Annual minimum payments under operating leases are approximately $1.2 million in 2005 through 2009, approximately $750,000 in 2010, and approximately $150,000 thereafter.  One of the office agreements contains $162,000 of tenant improvements, which have been capitalized and will be amortized over their expected useful lives of seven years.  The Company’s chief executive officer is a 50% member, and the Company’s Vice President of North American Sales is a 25% member, of Genesis Partners, LLC.   The Company expects to renew two of the office leases upon their term expirations in five years.

(9)         Subsequent Events

In July 2005 the Company’s Vice President of Marketing and Business Development was discharged and, under the provisions of the employment agreement, the Company expects to incur approximately $300,000 in cash severance expenses in the third quarter of 2005.  Also under the terms of the employment agreement, an additional 25% of unvested stock options become fully vested as of the date of termination.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements as a result of factors, including those discussed under “Risk Factors” and elsewhere in this report.  We assume no obligation to update the forward-looking statements or such risk factors.

Overview

We are a leading provider of on-demand solutions for the customer relationship management (“CRM”) market.  We offer a broad suite of solutions to address the customer service, sales and marketing requirements of large, medium and small enterprises.

We released our initial version of RightNow Service in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Metrics and RightNow Locator.  In 2003, we introduced an e-mail marketing automation solution, RightNow Outbound.  In October 2004, we introduced RightNow CRM, which is comprised of three applications built on a common base:  RightNow Service, RightNow Sales and RightNow Marketing.  In May 2005, we purchased the intellectual property and other assets, and hired certain employees, of Convergent Voice, Inc., a developer of voice recognition software that integrates with RightNow solutions. To date, approximately 90% of our revenue has been generated from sales of RightNow Service.

Our client base currently consists of more than 1,300 active clients.  During the six months ended June 30, 2005, our products served approximately 342 million customer interactions, or unique sessions hosted by our solutions.  Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on-demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities.  Approximately 86% of our clients have elected the hosted option as of June 30, 2005.  We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services. Our term license agreements, which are generally two years in length but can range from six months to four years, include our software and related upgrades, hosting and support for the term of the agreement. The majority of our revenue in each of our last three years and the six months ended June 30, 2005 was derived from two-year term license agreements.  We also offer monthly term license agreements that contain a minimum commitment period of at least 12 months and include our software and related upgrades, hosting and support.  Perpetual licenses are typically sold with annual maintenance contracts that include upgrades, hosting and support.

Hosting and support agreements provide maintenance and management of our software at a third-party facility, technical support for our software products, and unspecified product upgrades on a when and if available basis.

Professional services revenue is comprised of revenue from consulting, education and development services, and reimbursement of related travel costs.  Consulting and education services include implementation and best practices services consulting.  Development services include customizations and integrations for a client’s specific business application.

Our software license agreements provide for the purchase of a fixed amount of capacity, which is measured primarily by web pages served, user seats, outgoing email transactions, or minutes used, and certain other fixed fees.  A number of our agreements provide for additional fees for usage above established levels, which are billed and recognized into revenue when earned.

Professional services, consisting of consulting, education and development services, are sold with initial license agreements and periodically over the client engagement. The average deployment time for our clients is approximately 50 to 60 days, which is a slight increase from previous quarters due to the release of new products and larger implementations. We typically invoice clients for the entire amount at the beginning of the agreement with payment generally due within 30 days for our term and perpetual license agreements, or due monthly for our monthly agreements.  Our typical education courses are billed on a per person, per class basis.

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

Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we have been able to reduce hosting costs as a percentage of total revenue in 2003, 2004, and the first six months of 2005, despite significant increases in the number of hosted clients and the level of customer interactions

As our client base and solutions usage grows, we intend to continue to invest additional resources in our hosting services, technical support and professional services. We expect our professional services costs to increase in absolute dollars as we increase our professional services as a percentage of total revenue. Because cost as a percentage of revenue is higher for professional services revenue than for software, hosting and support revenue, an increase in professional services as a percentage of total revenue reduces gross profit as a percentage of total revenue. During the first six months of 2005, gross profit as a percentage of total revenue declined to 75% from 78% in the comparable period in 2004 due to an increase in professional services as a percentage of total revenue, combined with higher professional services costs in 2005.

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

VSOE of fair value of services in multiple element arrangements is based upon rates for consulting, education and development services, which we charge in stand-alone contracts for services.  We recognize revenue from professional services when they are delivered.

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

Equity-Based Compensation

We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Option (“APB”) No. 25, Accounting for Stock Issued to Employees.  We make disclosure regarding employee stock-based compensation using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  We have calculated the fair value of options granted and have determined the pro forma impact on net income (loss).  We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, which replaces SFAS 123 and supercedes APB No. 25.  The statement’s effective date was amended in April 2005 to apply to certain public companies beginning with their first fiscal year beginning after June 15, 2005.  SFAS 123R covers a wide range of share-based compensation, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The statement requires the recognition of compensation cost related to share-based payment plans to be recognized in financial statements based on the fair value of the equity or liability instruments issued.  We expect that adoption of the provisions of SFAS 123R beginning January 1, 2006 will materially and adversely affect our reported results of operations because the stock-based compensation expense will be charged directly against reported earnings.  We do not expect the accounting change to materially affect our liquidity because stock-based compensation is a non-cash expense.

Results of Operations

The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue:
Software, hosting and support	79%	80%	81%	78%
Professional services	21	20	19	22
Total revenue	100	100	100	100

Cost of revenue:
Software, hosting and support	11	11	12	11
Professional services	11	14	10	14
Total cost of revenue	22	25	22	25

Gross profit	78	75	78	75

Operating expenses:
Sales and marketing	55	50	54	51
Research and development	12	12	13	12
General and administrative	7	7	8	7
Total operating expenses	74	69	75	70

Income from operations	4	6	3	5

Interest and other income (expense), net	—	2	—	2

Income before income taxes	4	8	3	7
Provision for income taxes	—	(1)	—	(1)
Net income	4%	7%	3%	6%

The following table sets forth our on-demand customer interactions and percent of clients hosting and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Customer interactions	110	176	212	342
Percentage of clients hosting	85%	86%	85%	86%

Revenue by type:
Recurring (term licenses, hosting and support)	56%	51%	61%	54%
Perpetual licenses	23	29	20	24
Professional services	21	20	19	22

Revenue by geography:
United States	74%	79%	73	77%
Europe	24	16	22	16
Asia Pacific	2	5	5	7

Overview of Current Period

The quarter ended June 30, 2005 represented our 30th consecutive quarter of revenue growth. Total revenue for the quarter ended June 30, 2005 increased 43% over the comparable period in 2004 from growth in our average number of customers and growth in our average selling prices.  Gross profit for the three months ended June 30, 2005 was 3 percentage points lower than the comparable period in 2004 due to a decreased margin on professional services revenue.  Operating expenses for the three months ended June 30, 2005, in total, increased 34% over the three months ended June 30, 2004 due to our investment in personnel to support our overall growth.  Operating income for the second quarter of 2005 was 6% of revenue as compared to 5% of revenue in the second quarter of 2004.

Our revenue growth in 2004 and the first half of 2005 resulted from the release of broader product offerings, a corresponding increase in service offerings, and the addition of sales personnel focused on new client acquisition.   In the second quarter of 2005, we signed 80 new customers, bringing our total active client base to more than 1,300.

For the three months ended June 30, 2005, we generated $2.6 million of cash from operations compared to $2.0 million of cash in the comparable 2004 quarter, and increased our deferred revenue to $57.4 million at June 30, 2005 from $40.8 million one year earlier.

As of June 30, 2005, we had an accumulated deficit of $38.6 million.  This deficit resulted primarily from costs incurred in the development, sales and marketing of our products and for general and administrative purposes.  We intend to continue to invest in our sales and marketing activities, product development and business infrastructure.  During periods of investment and growth, because the majority of expenses are recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses.

Three and Six Months Ended June 30, 2004 and 2005

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2004	2005	Percent Change	2004	2005	Percent Change

Software, hosting and support	$11,709	$16,864	44%	$22,429	$30,738	37%
Professional services	3,053	4,214	38	5,190	8,682	67
Total revenue	$14,762	$21,078	43%	$27,619	$39,420	43%

Software, hosting and support

For the quarter ended June 30, 2005, software, hosting and support revenue increased $5.2 million, or   44%, over the second quarter of 2004.  The increase resulted primarily from a 25% increase in average revenue per client and a 16% increase in the average number of clients.  Average revenue per client has grown from additional usage and upgrades and enhancements purchased by clients.  The increase in the average number of clients was primarily due to the addition of sales representatives focused on new client acquisition.  Recurring software, hosting and support revenue was $10.8 million in the quarter ended June 30, 2005, or 29% more than the comparable quarter in 2004.

Perpetual license fee revenue represented 29% of total revenue in the quarter ended June 30, 2005 compared to 23% in the quarter ended June 30, 2004.  The mix of perpetual license revenue affects our overall profitability in any given period since it is recorded into revenue upon delivery instead of being ratably recognized into revenue, as is the case with term licenses.  Over the previous eight quarters, perpetual license revenue has ranged between 15% and 29% of total revenue.  We believe there are many factors that cause our perpetual license revenue to fluctuate as a percentage of total revenue, including the strategic importance of our products in client organizations, client planning horizons, and client purchasing preferences and patterns.  We expect perpetual license revenue to continue to fluctuate in future periods.

For the six months ended June 30, 2005, software, hosting and support revenue increased $8.3 million, or 37%, from the corresponding period in 2004.  Both average number of clients served and average revenue per client increased 17% in the first half of 2005 as compared to the first half of 2004.  Recurring software, hosting and support revenue increased $4.5 million, or 27%, in the first six months of 2005 compared to the first six months of 2004.  Perpetual license revenue increased $3.8 million, or 68%, in the first six months of 2005 as compared to the similar period in 2004.

Professional services

For the quarter ended June 30, 2005, professional services revenue increased $1.2 million, or 38%, over the second quarter of 2004.  Average professional services revenue per client increased 19% in the second quarter of 2005 compared to the second quarter of 2004, and average number of clients increased 16%.  Revenue per client increased from higher utilization in the second quarter of 2005, and from our focus on expanding service offerings provided in conjunction with our broader product offerings.  We increased our capacity to deliver professional services by increasing our average employee count to 88 employees during the quarter ended June 30, 2005 from 45 employees one year earlier.

Professional services revenue for the first six months of 2005 increased $3.5 million, or 67%, over the comparable period in 2004 mostly due to growth in average number of clients and average professional services revenue per client.  In addition, we started 2005 with an unusually high backlog of professional services caused, in part, by schedule deferrals around the holiday season.  Consequently, first quarter 2005 professional services revenue was 6% more than the second quarter of 2005.

The mix of professional services revenue to total revenue also affects our operating results from period-to-period, due to the lower gross profit earned on professional services revenue as compared to software, hosting and support revenue.  The amount of professional services revenue in any quarter is primarily a function of the number and complexity of consultation and training engagements.  During the past eight quarters, professional services revenue has ranged from 17% to 24% of total revenue.  We expect professional services revenue to range between 20% and 25% of total revenue in future periods.

Revenue from European and Asia Pacific customers increased $1.5 million, or 21%, in the first half of 2005 compared to the first half of 2004.  Total revenue outside the United States was 27% and 23% of consolidated revenue for the six months ended June 30, 2004 and 2005, respectively.   We have invested in additional sales representatives in continental Europe and the Asia Pacific region in 2005 and expect further revenue growth, in absolute dollars, over the remainder of 2005.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2004	2005	Percent Change	2004	2005	Percent Change

Software, hosting and support	$1,636	$2,276	39%	$3,215	$4,340	35%
Professional services	1,573	2,879	83	2,883	5,575	93
Total cost of revenue	$3,209	$5,155	61%	$6,098	$9,915	63%

Software, hosting and support

For the quarter ended June 30, 2005, cost of software, hosting and support revenue increased $640,000, or 39%, over the comparable 2004 quarter mostly due to the addition of staff to support new product offerings.  Staff additions in our software, hosting and support organizations increased salaries and related employee costs by $425,000 in the second quarter of 2005 over the second quarter of 2004, and equipment depreciation expenses and third-party hosting service costs increased $138,000.  Average employee count in our hosting and support organization was 58 in the second quarter of 2005 compared to 43 in the second quarter of 2004.  As a percent of the associated revenue, cost of software, hosting and support remained constant at 14% in the second quarter of 2005 and 2004.

For the six months ended June 30, 2005, cost of software, hosting and support increased $1.1 million, or 35%, over the similar period in 2004 due to the staff additions and increased depreciation and amortization expenses noted above.   We acquired the intellectual property of Convergent Voice, Inc. in May 2005 at a cost of approximately $935,000, which will be amortized to cost of software, hosting and support over 5 years.

Professional services

For the quarter ended June 30, 2005, professional services costs increased $1.3 million, or 83%, over the comparable 2004 quarter.  The growth in absolute dollars in the second quarter of 2005 resulted from staff additions and associated travel and living expenses.  Average employee count in our professional services group was 88 in the second quarter of 2005 compared to 45 in the second quarter of 2004.  As a percent of the associated revenue, professional services costs were 68% in the 2005 quarter as compared to 52% in the 2004 quarter.  The reduced margin resulted from lower capacity utilization in the 2005 quarter, which resulted from a lower volume of services provided and the training requirements of new staff.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2004	2005	Percent Change	2004	2005	Percent Change

Sales and marketing	$8,037	$10,557	31%	$14,885	$20,014	34%
Research and development	1,807	2,426	34	3,612	4,587	27
General and administrative	1,016	1,586	56	2,169	2,996	38

Total operating expenses	$10,860	$14,569	34%	$20,666	$27,597	34%

Sales and Marketing Expenses

For the quarter ended June 30, 2005, sales and marketing expense increased $2.5 million, or 31%, over the comparable 2004 quarter primarily due to the addition of employees to our sales and marketing group.  Average employee count in our sales and marketing group was 200 for the second quarter of 2005 compared to 147 for the second quarter of 2004, which increased salaries and related employee costs by approximately $1.7 million.  In addition, we incurred incremental sales incentive costs of $402,000 in the 2005 quarter due to growth in new contracts signed.  As a percent of total revenue, sales and marketing expenses declined to 50% in the second quarter of 2005 from 55% in the second quarter of 2004.

For the six months ended June 30, 2005, sales and marketing expenses increased $5.1 million, or 34%, over the first six months of 2004 due to increased staff and higher sales incentive costs.  Staff additions in our sales and marketing group added approximately $3.4 million in payroll and related expenses in the first half of 2005 over the comparable 2004 period, and growth in new contracts increased sales incentive costs by $1.1 million.

Our Vice President of Marketing and Business Development left in July 2005 and, under the terms of his employment contract, we expect to incur cash severance expense of approximately $300,000 in the third quarter ending September 30, 2005.

Research and Development Expenses

For the quarter ended June 30, 2005, research and development expenses increased $619,000, or 34%, over the comparable 2004 quarter due to staff additions, including employees acquired as part of the Convergent Voice transaction in May 2005.  Average employee count in our research and development organization grew to 94 employees in the second quarter of 2005 from 80 employees in the second quarter of 2004, and the corresponding payroll and related expenses increased by approximately $540,000.

For the six months ended June 30, 2005, research and development expenses increased $1.0 million, or 27%, over the comparable 2004 period due to the staff additions described above.

General and Administrative Expenses

For the quarter ended June 30, 2005, general and administrative expenses increased $570,000, or 56%, over the second quarter of 2004 due to employee growth and incremental expenses of being a public company.  Average employees in our general and administrative organization were 40 in the second quarter of 2005 and 29 in the second quarter of 2004, which increased payroll and related costs by approximately $268,000.   Second quarter 2005 general and administrative expenses also include incremental financial audit and Sarbanes-Oxley compliance costs of $148,000, and state filing fee expenses of $98,000, which result from the reporting and compliance requirements for public companies.

For the six months ended June 30, 2005, general and administrative expenses increased $827,000, or 38%, over the comparable period in 2004 due to the staff additions, and incremental financial audit, Sarbanes-Oxley and state filing fees noted above.

Interest and Other Income (Expenses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2004	2005	2004	2005

Interest income	$22	$342	$45	$645
Interest expense	(71)	—	(157)	—
Other income (expense)	3	(11)	2	(22)
Total other income (expense)	$(46)	$331	$(110)	$623

Interest income of $342,000 in the quarter ended June 30, 2005 consisted of earnings on our cash equivalent and short-term investment portfolio, and to a lesser extent, interest earned on long-term customer receivables.  In August 2004, we completed our initial public offering of common stock and received net proceeds of approximately $40 million, most of which was invested in short-term, investment-grade, interest-bearing securities.  Interest expense in the first half of 2004 consisted primarily of amounts paid or accrued under our outstanding long-term debt at that time.  Other income and expense consists primarily of currency exchange gains or losses and gains or losses on equipment disposals.

Provision for Income Taxes

Our provision for income taxes was 7% of pre-tax income for the three months and six months ended June 30, 2005 as compared to 2% and 4% for the second quarter and first half of 2004, respectively.   The 2005 provision consists of the expense associated with the U.S. alternative minimum tax, and to a lesser extent, foreign withholdings for which net operating losses are not available.  Our provision for income taxes is less than the statutory rate mostly due to the utilization of U.S. net operating loss carryforwards.

At June 30, 2005, we had $21.8 million of net deferred income tax assets that have been reserved in full by a valuation allowance.  In the future, if available evidence indicates that it is more likely than not that we will be able to utilize some or all of our deferred tax assets, we will record an income tax benefit in the amount of the asset recognized, and our effective tax rate would likely increase at that time.

Liquidity and Capital Resources

Information regarding deferred revenue and cash provided by operating activities follows (in thousands):

	Quarter Ended
(Amounts in thousands)	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005

Deferred revenue	$40,777	$44,491	$49,125	$52,810	$57,368
Cash provided by operating activities	2,022	1,063	3,320	3,239	2,564

We have historically funded our operations with cash from operations, equity financings and debt borrowings.  In August 2004 we completed our initial public offering of 6.4 million shares of common stock and received net proceeds of approximately $40 million.  The offering proceeds were invested in short-term, interest-bearing securities.  During the second half of 2004 we paid down all of our then outstanding long-term debt.

At June 30, 2005 cash and cash equivalents, and short-term investments, totaled $54.5 million.   In addition to our cash and short-term investments, other sources of liquidity at June 30, 2005 included a $3.0 million bank line of credit facility under which there have been no borrowings in 2004 or 2005.

Operating activities provided $5.8 million of cash during the six months ended June 30, 2005, as compared to $2.4 million of cash from operations in the corresponding period of the prior year.  The majority of our cash from operations in the first half of 2005 was from growth in net income and deferred revenue, offset in part by growth in receivables.  We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue.   Customers may elect a monthly payment option, or in certain circumstances, installment payments, which are reflected in current and non-current term receivables.  During the first half of 2005, the percentage of customers choosing the monthly payment option has increased to approximately 25% of new business from approximately 15% in 2004.  We expect that this trend will reduce cash provided by operating activities in the near term.  Should this trend continue, we expect an overall positive effect to earnings and cash provided by operations because the monthly payment option is a more expensive alternative to our net 30 payment option.

As noted above, we expect to incur approximately $300,000 of cash severance expense in the third quarter ending September 30, 2005.

Cash required for income taxes has not been historically significant due to our cumulative operating losses to date, and is not expected to be significant for the remainder of 2005.

Investing activities provided $3.8 million in cash during the six months ended June 30, 2005 due to the liquidation of short-term investments and re-investment of proceeds in cash equivalents.  Other investing activities included $2.1 million of equipment acquisitions for our hosting operations and employee growth, and $1.0 million for the acquisition of the intellectual property and certain other assets of Convergent Voice, Inc. in May 2005.

Financing activities provided $1.8 million in the six months ended June 30, 2005 from the exercise of employee stock options and employee stock purchase plan.

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

Contractual Obligations and Commitments

In the first quarter of 2005, we entered into a new office lease agreement, and extended two existing office lease agreements, with Genesis Partners LLC.  The new office lease agreement includes leasehold improvements, which have been capitalized and will be amortized over their expected lives of 7 years.  Contractual obligations under operating lease agreements will increase by approximately $250,000 in 2005, and approximately $360,000 in 2006 through 2009.  The Company expects to renew the office lease agreements upon their initial term expiration.

Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-Q, 10-K and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on RightNow, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

We may not be able to sustain or increase our profitability in the future.

We may not be able to sustain or increase our profitability in the future.  Prior to 2004, we incurred significant operating losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. As of June 30, 2005, we had an accumulated deficit of approximately $38.6 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to maintain profitability. Even if we continue to achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

• changes in the volume and mix of term and perpetual licenses sold in a particular quarter, because perpetual license revenue is recorded into revenue upon delivery whereas term licenses are recorded into revenue ratably over the period of license;

• our policy of expensing sales commissions at the time of invoice, while the majority of our revenue is recognized ratably over future periods;

• changes in the mix of revenue between professional services and software, hosting and support, because the gross margin on professional services is typically lower than the gross margin on software, hosting and support;

• changes in the mix of voice self service applications sold and/or usage volume, and the corresponding third-party hosting fees;

• the timing and success of new product introductions or upgrades by us or our competitors;

• changes in our pricing policies or those of our competitors;

• the amount and timing of expenditures related to expanding our operations;

• changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;

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

More than 85% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we recently introduced RightNow Sales and RightNow Marketing to expand our solution offerings to the sales and marketing segments of the CRM market. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on-demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are unproven, which may harm our business, financial condition and results of operations.

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

• new companies entering the CRM software market, the on-demand applications market and the on-demand CRM market, or expanding from any one of these markets to the others; and

• voice system integrators and telecommunication vendors, such as Avaya, Nortel, and Intervoice, that customize voice applications for CRM applications.

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

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 490 at June 30, 2005 from 403 at December 31, 2004. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of June 30, 2005, over 85% of our clients were using our hosting services for deployment of our software applications. We provide our hosting services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and New Jersey. We do not maintain long-term supply contracts with either of our co-location providers, and neither provider guarantees that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our co-location providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems located in our Montana headquarters have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at both the California and New Jersey co-location facilities. In the event that our co-location facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party co-location facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 23% of our revenue for the six months ended June 30, 2005, and comprised 27% of our revenue in the year ended December 31, 2004. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statement based on the fair value of the equity or liability instruments issued, and is effective for annual periods beginning after June 15, 2005.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  SFAS 123R requires us to value our employee stock option grants, transactions under our Employee Stock Purchase Plan, and other possible equity-based transactions, pursuant to a fair value formula, and then amortize that value against our reported earnings over the vesting period in effect for those transactions.  We currently account for stock-based awards to employees in accordance with APB 25, and have adopted the disclosure-only alternative of SFAS 123.  This change in accounting treatment, beginning January 1, 2006, will materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings.

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

The future success of our products and our hosted business depends upon the continued and widespread adoption of the Internet as a primary medium for commerce, communication and business applications. Our business growth would be impeded if the performance or perception of the Internet, or companies providing hosted solutions, was harmed by security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity.

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

General economic conditions could adversely affect our clients’ ability or willingness to purchase our products, which could materially and adversely affect our results of operations.

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

Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially own approximately 41% of our currently outstanding common stock and, together with our other officers and directors, beneficially own approximately 62% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting alone or together with some of our other officers and directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar, and Japanese yen, because our contracts are frequently denominated in local currency.  To date, we have not entered into any hedge transactions since exchange rate fluctuations have not had a significant impact on our operating results and cash flows. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates.  The remaining proceeds of our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk.   Our investment portfolio is investment-grade and diversified among issuers and types to reduce credit risk.  The average maturity of our investment portfolio is less than 90 days.  If market interest rates were to increase by 100 basis points from the level at June 30, 2005, the fair value of our investment portfolio would decline by approximately $95,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  Sales of Unregistered Securities

During the three months ended June 30, 2005, we issued and sold 21,708 shares of our common stock to one of our lenders upon its exercise of certain warrants, previously issued in connection with our equipment and commercial bank financing arrangements, pursuant to the net exercise provision of such warrants.  Also during the three months ended June 30, 2005, we issued and sold 1,333 shares of our common stock to a consultant upon its exercise of a stock option, previously issued in consideration for services rendered.  The sale and issuance of these shares of our common stock were determined to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering, where the purchaser was sophisticated and represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and where the purchaser received or had access to adequate information about us.

(b)                                  Use of Proceeds from Sales of Registered Securities

On August 5, 2004, the Securities and Exchange Commission declared effective our Registration Statement on From S-1 (Reg. File No. 333-115331) under the Securities Act of 1933, as amended, in connection with the initial public offering of our common stock, par value $.0001 per share.  Of the 7,245,000 shares registered under the registration statement for an aggregate offering price of $50,715,000, we sold 6,416,961 shares, including shares sold upon exercise of the underwriters’ over-allotment option, for an aggregate offering price of $44,918,727, and 321,945 shares, including shares sold upon exercise of the underwriters’ over-allotment option, were sold by a selling stockholder for an aggregate offering price of $2,253,615.  After deducting $3.3 million in underwriting discounts and commissions and $1.8 million in other offering costs, we received net proceeds from the offering of approximately $40 million.  In May 2005, we used $1 million of the proceeds to purchase the assets of Convergent Voice, Inc.

We currently intend to use the remaining offering net proceeds for general corporate purposes as described in the prospectus for the offering.  We are currently assessing the specific uses and allocations for these net proceeds.  Pending these uses, the net proceeds from the offering are invested in short-term, interest-bearing, investment-grade securities.  None of the expenses and none of our net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of RightNow or their associates, persons owning 10% or more of any class of equity securities of RightNow, or an affiliate of RightNow.

(c)                                  Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2005 annual meeting of stockholders was held June 28, 2005.  The following proposals were adopted as follows:

1.               To elect two directors to serve for a three-year term ending at the 2008 annual meeting of stockholders or until their successors are duly elected and qualified or until their earlier resignation or removal:

	For	Withheld
Roger L. Evans	27,747,051	828,527
William J. Lansing	28,569,197	6,381

2.               To ratify the appointment of KPMG LLP as our independent registered public accounting firm for 2005:

For	28,561,546
Against	5,245
Abstain	8,787

Other directors whose terms continued after the 2005 annual meeting include Gregory M. Avis and Margaret L. Taylor (terms end upon the 2006 annual meeting), and Greg R. Gianforte and Richard E. Allen (terms end upon the 2007 annual meeting).

Item 5.  Other Information.

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

†                  Incorporated by reference to Exhibit 4.2 to the Company’s registration statement of Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

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

Dated:  August 8, 2005

RightNow Technologies, Inc.

(Registrant)

By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)