Form 10-Q
period 2005-09-30
RIGHTNOW TECHNOLOGIES INC
filed 2005-11-08
CIK 1111247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 31, 2005 was 31,549,088.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2005

INDEX

Part I.		FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	a)	Condensed consolidated balance sheets
	b)	Condensed consolidated statements of operations
	c)	Condensed consolidated statements of cash flows
	d)	Notes to condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.		OTHER INFORMATION
Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2004	September 30, 2005
Assets
Cash and cash equivalents	$18,944	$39,594
Short-term investments	31,188	20,883
Accounts receivable	16,939	21,968
Term receivables, current	10,090	14,105
Allowance for doubtful accounts	(1,581)	(1,960)
Receivables, net	25,448	34,113
Prepaid expenses	1,255	1,771
Total current assets	76,835	96,361

Property and equipment, net	4,393	5,597
Term receivables, non-current	5,756	10,801
Intangible assets, net	1,113	1,631
Other	212	261
Total Assets	$88,309	$114,651

Liabilities and Stockholders’ Equity
Accounts payable	$1,720	$2,018
Commissions and bonuses payable	2,648	3,344
Other accrued liabilities	3,715	5,617
Current portion of long-term debt	—	29
Current portion of deferred revenue	36,020	45,694
Total current liabilities	44,103	56,702

Deferred revenue, net of current portion	13,105	18,058
Long-term debt, net of current portion	—	125

Stockholders’ equity:
Common stock	29	31
Warrants	291	107
Additional paid-in capital	72,367	76,339
Accumulated other comprehensive loss	(605)	(433)
Accumulated deficit	(40,981)	(36,278)
Total stockholders’ equity	31,101	39,766
Total Liabilities and Stockholders’ Equity	$88,309	$114,651

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Software, hosting and support	$12,976	$18,005	$35,405	$48,743
Professional services	3,450	5,149	8,640	13,831
Total revenue	16,426	23,154	44,045	62,574

Cost of revenue:
Software, hosting and support	1,729	2,253	4,944	6,593
Professional services	1,979	3,026	4,862	8,601
Total cost of revenue	3,708	5,279	9,806	15,194

Gross profit	12,718	17,875	34,239	47,380

Operating expenses:
Sales and marketing	8,055	11,248	22,940	31,262
Research and development	2,028	2,937	5,640	7,524
General and administrative	1,164	1,627	3,333	4,623
Total operating expenses	11,247	15,812	31,913	43,409

Income from operations	1,471	2,063	2,326	3,971

Interest and other income (expense), net	30	440	(80)	1,063

Income before income taxes	1,501	2,503	2,246	5,034
Provision for income taxes	(61)	(160)	(92)	(331)
Net income	$1,440	$2,343	$2,154	$4,703

Net income per share:
Basic	$0.06	$0.08	$0.12	$0.16
Diluted	$0.05	$0.07	$0.08	$0.14

Shares used in the computation:
Basic	23,734	30,802	17,963	30,287
Diluted	30,671	33,667	27,519	33,541

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2005
Operating activities:
Net income	$2,154	$4,703
Non-cash adjustments:
Depreciation and amortization	2,081	2,462
Provisions for losses on accounts receivable	551	260
Deferred income taxes	—	218
Changes in operating accounts:
Receivables	(11,094)	(14,340)
Prepaid expenses	(1,141)	(586)
Accounts payable	367	405
Commissions and bonuses payable	598	732
Other accrued liabilities	1,183	2,023
Deferred revenue	9,217	15,283
Other	(498)	(109)
Cash provided by operating activities	3,418	11,051

Investing activities:
Net change in short-term investments	(25,943)	10,303
Acquisition of property and equipment	(2,623)	(3,272)
Acquisition of intangible assets	(501)	(1,035)
Proceeds from sale of property and equipment	1	8
Cash provided by (used for) investing activities	(29,066)	6,004

Financing activities:
Proceeds from long-term debt	1,675	162
Proceeds from issuance of common stock:
Initial public offering, less offering costs	40,687	—
Employee benefit plans	306	3,572
Repurchase of common stock	(2)	—
Payments on long-term debt	(3,573)	(8)
Cash provided by financing activities	39,093	3,726

Effect of foreign exchange rates on cash and cash equivalents	1	(131)

Increase in cash and cash equivalents	13,446	20,650

Cash and cash equivalents at beginning of period	8,360	18,944
Cash and cash equivalents at end of period	$21,806	$39,594

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2005, and results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2005.  The interim period results are not necessarily indicative of the results to be expected for the full year.

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

The Company’s customers are located worldwide with approximately 75% of sales in the United States.  One individual customer represented approximately 14% of the Company’s total revenue for the three month period ended September 30, 2005.  No individual customer represented more than 10% or revenue for the nine month periods ended September 30, 2004 or 2005.  No individual customer represented more than 10% of receivables at September 30, 2004 or 2005.

Assets located outside the United States were 7% of total assets at December 31, 2004 and 9% of total assets at September 30, 2005.   The loss from operations outside of the United States totaled $3.1 million for the year ended December 31, 2004 and $5.3 million for the nine months ended September 30, 2005.  Revenue by geographical region follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

United States	$12,421	$17,291	$32,564	$47,699
Europe	3,188	3,752	9,184	9,876
Asia Pacific	817	2,111	2,297	4,999
	$16,426	$23,154	$44,045	$62,574

(3)                                 Revenue Recognition

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

The following table sets forth revenue by product or service as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Revenue by type:
Recurring (term licenses, hosting and support)	58%	51%	60%	53%
Perpetual licenses	21	27	20	25
Professional services	21	22	20	22

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

 (4) Net Income Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Weighted average common shares outstanding for basic net income per share	23,734	30,802	17,963	30,287
Effect of dilutive securities:
Convertible preferred stock	2,843	—	5,781	—
Employee stock options	4,036	2,840	3,746	3,214
Warrants	58	25	29	40
Weighted average shares outstanding for dilutive net income per share	30,671	33,667	27,519	33,541

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Employee stock options	243	537	681	550

(5) Comprehensive Income

Comprehensive income for the comparative periods was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net income	$1,440	$2,343	$2,154	$4,703
Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	39	(460)	226
Unrealized loss on short-term investments	(3)	(27)	(3)	(54)
Comprehensive income	$1,110	$2,355	$1,691	$4,875

(6)                                 Equity-Based Compensation

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

Pro forma information regarding results of operations has been determined as if the Company had accounted for its stock options under the appropriate minimum value or fair value method.  The Company uses the Black-Scholes valuation model to estimate the value of stock options granted under its equity incentive plans and stock purchased under the 2004 Employee Stock Purchase Plan.  The estimated weighted average fair value per share of stock options granted in the nine months ended September 30, 2004 and 2005 was $4.39 and $6.93, respectively.

Assumptions used to obtain the estimated fair values of stock options were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Employee stock options
Weighted average risk free rate	3.6%	4.2%	3.6%	3.9%
Expected term	5 years	5 years	5 years	5 years
Volatility	99%	70%	73%	74%
Dividend yield	0%	0%	0%	0%

The Company’s Employee Stock Purchase Plan provides for two six-month purchase periods each year, with purchases effected on June 30 and December 31.  The estimated value of shares purchased on June 30, 2005 was $5.79, and is based on the following assumptions: weighted average risk free rate of 2.9%; expected term of 0.5 years; volatility of 74%; and dividend yield of 0%.  For the quarter ended September 30, 2005, no pro forma compensation expense was recorded because the terms of the plan were revised, effective July 1, 2005, to remove the look-back option and reduce the employee discount, so that the plan is deemed non-compensatory under SFAS 123.

Had the Company recorded compensation expense in accordance with SFAS No. 123, net income would have been (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net income as reported	$1,440	$2,343	$2,154	$4,703
Less equity-based compensation	(205)	(544)	(624)	(2,528)
Pro forma net income	$1,235	$1,799	$1,530	$2,175

Net income per share:
Basic:
As reported	$0.06	$0.08	$0.12	$0.16
Pro forma	0.05	0.06	0.09	0.07
Diluted:
As reported	$0.05	$0.07	$0.08	$0.14
Pro forma	0.04	0.05	0.06	0.07

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

(7)                     Commitments and Contingencies

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

(8)                                 Acquisition of Convergent Voice Assets

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

The purchase price consisted of $1 million paid in cash on May 5, 2005 to the shareholders of Convergent Voice, and $15,000 of transaction costs.  Approximately $935,000 of the purchase price was allocated to identifiable intangible assets based on a discounted cash flow analysis.  The identifiable intangible assets consist primarily of developed software, and will be amortized to earnings over a period of five years.  The remaining purchase price of approximately $80,000 was allocated to other tangible assets acquired based on their estimated net realizable value or replacement cost.

Pro forma results of the business combination have not been provided because the effect is not material on an individual or aggregate basis.

(9)                                 Leases

In the first quarter of 2005, the Company extended two office lease agreements, and entered into a new office lease agreement, with Genesis Partners, LLC.  Annual minimum payments under operating leases are approximately $1.2 million in 2005 through 2009, approximately $750,000 in 2010, and approximately $150,000 thereafter.  One of the office agreements includes $162,000 of tenant improvements, which have been capitalized and will be amortized over their expected useful lives of seven years.  The Company’s Chief Executive Officer is a 50% member, and the Company’s Vice President of Delivery is a 25% member, of Genesis Partners, LLC.   The Company expects to renew two of the office leases upon their term expirations in five years.

(10)                          Reclassifications

Certain reclassifications have been made to the prior year statement of cash flows to conform to the current year presentation.  The reclassifications related to investments in auction rate securities at September 30, 2004 which are now classified as short-term investments and had been previously classified as cash and cash equivalents.  The amount reclassified from cash and cash equivalents to short-term investments at September 30, 2004 was $19,830,000.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes in this report.  This discussion contains forward-looking statements that are not guarantees of future results and are subject to risks,  uncertainties, and assumptions that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Forward looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words and include but are not limited to, statements regarding projected results of operations and management’s future strategic plans.

The risks and uncertainties referred to above include, but are not limited to, risks associated with our business model, our past operating losses, possible fluctuations in our operating results and our rate of growth, interruptions or delays in our hosting operations, breaches of our security measures, our ability to expand, retain and motivate our employees and manage our growth, and our plans for new product releases.  Further information on potential risk factors that could affect our financial results is included in this report on Form 10-Q under the heading “Risk Factors” and elsewhere in this report.  We assume no obligation to update the forward-looking statements or such risk factors.

Overview

We are a leading provider of on-demand solutions for the customer relationship management (“CRM”) market.  We offer a broad suite of solutions to automate the customer service, sales and marketing requirements of organizations across diverse industries.

We released our initial version of RightNow Service in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Metrics and RightNow Locator.  In 2003, we introduced an e-mail marketing automation solution, RightNow Outbound.  In October 2004, we introduced RightNow CRM, which is comprised of three applications built on a common base:  RightNow Service, RightNow Sales and RightNow Marketing.  Each of these solutions is designed to automate organizations’ business operations.  In May 2005, we purchased the intellectual property and other assets, and hired certain employees, of Convergent Voice, Inc., a developer of voice recognition software that integrates with RightNow solutions. To date, approximately 90% of our revenue has been generated from sales of RightNow Service.

Our client base currently consists of more than 1,400 active clients.  During the nine months ended September 30, 2005, our products served approximately 530 million customer interactions, or unique sessions hosted by our solutions.  Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on-demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities.  Approximately 87% of our clients have elected the hosted option as of September 30, 2005.  We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services. Our term license agreements, which are generally two years in length but can range from six months to four years, include our software and related upgrades, hosting and support for the term of the agreement. The majority of our revenue in each of our last three years and the nine months ended September 30, 2005 was derived from two-year term license agreements.  We also offer monthly term license agreements that contain a minimum commitment period of at least 12 months and include our software and related upgrades, hosting and support.  Perpetual licenses are typically sold with annual contracts that include upgrades, hosting and support.

Hosting and support agreements provide management of our software at a third-party facility and technical support for our software products.  Unspecified product upgrades are provided on a when and if available basis.

Professional services revenue is comprised of revenue from consulting, education and development services, and reimbursement of related travel costs.  Consulting and education services include implementation and best practices services consulting.  Development services include customizations and integrations for a client’s specific business application.

Our software license agreements generally provide for the purchase of a fixed amount of capacity, which is measured primarily by web pages served, user seats, outgoing email transactions, or minutes used, and for certain other fixed fees.  A number of our agreements provide for additional fees for usage above established levels, which are billed and recognized into revenue when earned.

Professional services, consisting of consulting, education and development services, are sold with initial license agreements and periodically over the client engagement. The average deployment time for our clients is approximately 50 to 60 days. We typically invoice clients for the entire amount at the beginning of the agreement with payment generally due within 30 days for our term and perpetual license agreements, or due monthly for our monthly term agreements.  Our typical education courses are billed on a per person, per class basis.

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

Cost of Revenue and Operating Expenses

Cost of Revenue.   Cost of revenue consists primarily of salaries and related expenses for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead.

We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, payroll taxes and employee benefits, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category.

Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we have been able to reduce hosting costs as a percentage of total revenue in 2003, 2004, and the first nine months of 2005, despite significant increases in the number of hosted clients and the level of customer interactions

As our client base and solutions usage grows, we intend to continue to invest additional resources in our hosting services, technical support and professional services. We expect our professional services costs to increase in absolute dollars as we increase our professional services as a percentage of total revenue. Because cost as a percentage of revenue is higher for professional services revenue than for software, hosting and support revenue, an increase in professional services as a percentage of total revenue reduces gross profit as a percentage of total revenue. During the first nine months of 2005, gross profit as a percentage of total revenue declined to 76% from 78% in the comparable period in 2004 due to an increase in professional services as a percentage of total revenue, combined with higher professional services costs in 2005.

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

We have established a valuation allowance equal to our net deferred tax assets due to uncertainties regarding the realization of our net operating loss carryforwards, tax credits, and deductible timing differences.  The uncertainty of realizing these benefits is based primarily on our lack of historical taxable earnings.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Software, hosting and support	79%	78%	80%	78%
Professional services	21	22	20	22
Total revenue	100	100	100	100

Cost of revenue:
Software, hosting and support	11	10	11	10
Professional services	12	13	11	14
Total cost of revenue	23	23	22	24

Gross profit	77	77	78	76

Operating expenses:
Sales and marketing	49	48	52	51
Research and development	12	13	13	12
General and administrative	7	7	8	7
Total operating expenses	68	68	73	70

Income from operations	9	9	5	6

Interest and other income (expense), net	—	2	—	2

Income before income taxes	9	11	5	8
Provision for income taxes	—	(1)	—	(1)
Net income	9%	10%	5%	7%

The following table sets forth our on-demand customer interactions and percent of clients hosting and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Customer interactions (in millions)	140	188	352	530
Percentage of clients hosting	86%	87%	86%	87%

Revenue by type:
Recurring (term licenses, hosting and support)	58%	51%	60%	53%
Perpetual licenses	21	27	20	25
Professional services	21	22	20	22

Revenue by geography:
United States	76%	75%	74	76%
Europe	19	16	21	16
Asia Pacific	5	9	5	8

Overview of Current Period

The quarter ended September 30, 2005 represented our 31st consecutive quarter of revenue growth. Total revenue for the quarter ended September 30, 2005 increased 41% over the comparable period in 2004 from growth in our average number of customers and growth in our average selling prices.  Gross profit as a percent of total revenue for the three months ended September 30, 2005 was equal to the comparable 2004 quarter, as improved margins on software, hosting and support offset a higher mix of lower margin professional services.  Operating expenses for the three months ended September 30, 2005, in total, increased 41% over the three months ended September 30, 2004 due to our investment in personnel to support our overall growth.  Operating income for the comparative third quarter periods of 2005 and 2004 was 9% of revenue.

Our revenue growth in 2004 and the first nine months of 2005 resulted from the release of broader product offerings, a corresponding increase in service offerings, and the addition of sales personnel focused on new client acquisition.   In the third quarter of 2005, we signed 92 new customers, bringing our total active client base to more than 1,400.

For the three months ended September 30, 2005, we generated $5.2 million of cash from operations compared to $1.1 million of cash in the comparable 2004 quarter, and increased our deferred revenue to $63.8 million at September 30, 2005 from $44.5 million one year earlier.

As of September 30, 2005, we had an accumulated deficit of $36.3 million.  This deficit resulted primarily from costs incurred in the development, sales and marketing of our products and for general and administrative purposes.  We intend to continue to invest in our sales and marketing activities, product development and business infrastructure.  During periods of investment and growth, because the majority of expenses are recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses.

Three and Nine Months Ended September 30, 2004 and 2005

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2004	2005	Percent Change	2004	2005	Percent Change

Software, hosting and support	$12,976	$18,005	39%	$35,405	$48,743	38%
Professional services	3,450	5,149	49	8,640	13,831	60
Total revenue	$16,426	$23,154	41%	$44,045	$62,574	42%

Software, hosting and support

For the quarter ended September 30, 2005, software, hosting and support revenue increased $5 million, or 39%, over the third quarter of 2004.  The increase resulted primarily from a 19% increase in average revenue per client and a 17% increase in the average number of clients.  Average revenue per client has grown from client purchases of additional products and/or capacity.  The increase in the average number of clients was primarily due to the addition of sales representatives focused on new client acquisition.  Recurring software, hosting and support revenue was $11.7 million in the quarter ended September 30, 2005, or 22% more than the comparable quarter in 2004.

Perpetual license fee revenue represented 27% of total revenue in the quarter ended September 30, 2005 compared to 21% in the quarter ended September 30, 2004.  One customer’s purchase of a perpetual license during the quarter ended September 30, 2005 represented approximately 14% of total revenue for the quarter.  This is the first quarter that a single customer has accounted for more than 10% of total revenue in any quarterly period.  The mix of perpetual license revenue affects our overall profitability in any given period since it is recorded into revenue upon delivery instead of being ratably recognized into revenue, as is the case with term licenses.  Over the previous eight quarters, perpetual license revenue has ranged between 15% and 29% of total revenue.  We believe there are many factors that cause our perpetual license revenue to fluctuate as a percentage of total revenue, including the strategic importance of our products in client organizations, client planning horizons, and client purchasing preferences and patterns.  We expect perpetual license revenue to range between 20% and 25% of total revenue in future periods.

For the nine months ended September 30, 2005, software, hosting and support revenue increased $13.3 million, or 38%, from the corresponding period in 2004.  Average revenue per client increased 21% in the first nine months of 2005 and average number of clients increased 14%.  Recurring software, hosting and support revenue increased $6.7 million, or 25%, in the first nine months of 2005 compared to the first nine months of 2004.  Perpetual license revenue increased $6.7 million, or 74%, in the first nine months of 2005 as compared to the similar period in 2004.

Professional services

For the quarter ended September 30, 2005, professional services revenue increased $1.7 million, or 49%, over the third quarter of 2004.  Average professional services revenue per client increased 28% in the third quarter of 2005 compared to the third quarter of 2004, and average number of clients increased 17%.  Revenue per client increased from our focus on expanding service offerings provided in conjunction with our broader product offerings.  We increased our capacity to deliver professional services by increasing our average employee count to 89 employees during the quarter ended September 30, 2005 from 59 employees one year earlier.

Professional services revenue for the first nine months of 2005 increased $5.2 million, or 60%, over the comparable period in 2004 mostly due to growth in average number of clients and average professional services revenue per client.

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

Revenue from European and Asia Pacific customers increased $3.4 million, or 30%, in the first nine months of 2005 compared to the first nine months of 2004.  Total revenue outside the United States was 26% and 24% of consolidated revenue for the nine months ended September 30, 2004 and 2005, respectively.   We have invested in additional sales representatives in continental Europe and the Asia Pacific region in 2005 which, we believe is the primary driver of revenue growth in those regions.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2004	2005	Percent Change	2004	2005	Percent Change

Software, hosting and support	$1,729	$2,253	30%	$4,944	$6,593	33%
Professional services	1,979	3,026	53	4,862	8,601	77
Total cost of revenue	$3,708	$5,279	42%	$9,806	$15,194	55%

Software, hosting and support

For the quarter ended September 30, 2005, cost of software, hosting and support revenue increased $524,000, or 30%, over the comparable 2004 quarter mostly due to the addition of staff to support new product offerings.  Staff additions in our software, hosting and support organizations increased salaries and related employee costs by $401,000 in the third quarter of 2005 over the third quarter of 2004, and equipment depreciation expenses and amortization of purchased technologies increased $116,000.  Average employee count in our hosting and support organization was 60 in the third quarter of 2005 compared to 45 in the third quarter of 2004.  As a percent of the associated revenue, cost of software, hosting and support remained constant at 13% in each of the third quarters of 2005 and 2004.

For the nine months ended September 30, 2005, cost of software, hosting and support increased $1.6 million, or 33%, over the similar period in 2004 due to the staff additions and increased depreciation and amortization expenses noted above.   We acquired the intellectual property of Convergent Voice, Inc. in May 2005 at a cost of approximately $935,000, which will be amortized to cost of software, hosting and support over 5 years.

Professional services

For the quarter ended September 30, 2005, professional services costs increased $1.0 million, or 53%, over the comparable 2004 quarter.  The growth in absolute dollars in the third quarter of 2005 resulted from staff additions and associated travel and living expenses.  Average employee count in our professional services group was 89 in the third quarter of 2005 compared to 59 in the third quarter of 2004.  As a percent of the associated revenue, professional services costs were 59% in the 2005 quarter as compared to 57% in the 2004 quarter.  Professional services costs have ranged between 52% and 70% of the associated revenue in the past seven quarters, mostly due to changes in the volume of services provided and client scheduling requirements.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2004	2005	Percent Change	2004	2005	Percent Change

Sales and marketing	$8,055	$11,248	40%	$22,940	$31,262	36%
Research and development	2,028	2,937	45	5,640	7,524	33
General and administrative	1,164	1,627	40	3,333	4,623	39
Total operating expenses	$11,247	$15,812	41%	$31,913	$43,409	36%

Sales and Marketing Expenses

For the quarter ended September 30, 2005, sales and marketing expense increased $3.2 million, or 40%, over the comparable 2004 quarter primarily due to the addition of employees to our sales and marketing group.  Average employee count in our sales and marketing group was 197 for the third quarter of 2005 compared to 151 for the third quarter of 2004, which increased salaries and related employee costs by approximately $1.5 million.  In addition, severance costs of $300,000 were incurred in the third quarter of 2005 from the departure of our Vice President of Marketing and Business Development.  We also incurred incremental sales incentive costs of $927,000 in the 2005 quarter due to growth in new contracts signed.  As a percent of total revenue, sales and marketing expenses were constant at 49% in each of the third quarters of 2005 and 2004.

For the nine months ended September 30, 2005, sales and marketing expenses increased $8.3 million, or 36%, over the first nine months of 2004 due to increased staff and higher sales incentive costs.  Staff additions in our sales and marketing group added approximately $5.2 million in salaries and and employee related expenses in the first nine months of 2005 over the comparable 2004 period, and growth in new contracts increased sales incentive costs by $2.0 million.

Research and Development Expenses

For the quarter ended September 30, 2005, research and development expenses increased $909,000, or 45%, over the comparable 2004 quarter mostly due to staff additions, including employees acquired as part of the Convergent Voice transaction in May 2005.  Average employee count in our research and development organization grew to 106 employees in the third quarter of 2005 from 88 employees in the third quarter of 2004, and the corresponding payroll and related expenses increased by approximately $766,000.

For the nine months ended September 30, 2005, research and development expenses increased $1.9 million, or 33%, over the comparable 2004 period due to the staff additions described above.

General and Administrative Expenses

For the quarter ended September 30, 2005, general and administrative expenses increased $463,000, or 40%, over the third quarter of 2004 due to employee growth and incremental expenses of being a public company.  Average employee count in our general and administrative organization was 42 in the third quarter of 2005 and 33 in the third quarter of 2004, which increased payroll and related costs by approximately $242,000.   Third quarter 2005 general and administrative expenses also include incremental financial audit and Sarbanes-Oxley compliance costs of $138,000, and state filing fee expenses of $65,000, which result from the reporting and compliance requirements for public companies.

For the nine months ended September 30, 2005, general and administrative expenses increased $1.3 million, or 39%, over the comparable period in 2004 due to the staff additions, and incremental financial audit, Sarbanes-Oxley and state filing fees noted above.

Interest and Other Income (Expenses), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2004	2005	2004	2005

Interest income	$109	$437	$154	$1,082
Interest expense	(81)	(3)	(238)	(3)
Other income (expense)	2	6	4	(16)
Total other income (expense)	$30	$440	$(80)	$1,063

Interest income of $437,000 in the quarter ended September 30, 2005 consisted of earnings on our cash equivalent and short-term investment portfolio.  In August 2004, we completed our initial public offering of common stock and received net proceeds of approximately $40 million, most of which was invested in short-term, investment-grade, interest-bearing securities.  Interest expense in the first half of 2004 consisted primarily of amounts paid or accrued under our outstanding long-term debt at that time.  Other income and expense consists primarily of currency exchange gains or losses and gains or losses on equipment disposals.

Provision for Income Taxes

Our provision for income taxes was approximately 6% of pre-tax income for the three and nine months ended September 30, 2005 as compared to 4% for the comparable 2004 periods.  The 2005 provision consists of the expense associated with the U.S. alternative minimum tax, and to a lesser extent, foreign withholdings for which net operating losses are not available.  Our provision for income taxes is less than the statutory rate mostly due to the generation of U.S. net operating losses in the current period.

At September 30, 2005, we had $23.6 million of net deferred income tax assets that have been reserved in full by a valuation allowance.  In the future, if available evidence indicates that it is more likely than not that we will be able to utilize some or all of our deferred tax assets, we will record an income tax benefit in the amount of the asset recognized, and our effective tax rate would likely increase at that time.

Liquidity and Capital Resources

Information regarding deferred revenue and cash provided by operating activities follows (in thousands):

	Quarter Ended
(Amounts in thousands)	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005

Deferred revenue	$44,491	$49,125	$52,810	$57,368	$63,752
Cash provided by operating activities	1,063	3,320	3,239	2,564	5,248

We have historically funded our operations with cash from operations, equity financings and debt borrowings.  In August 2004, we completed our initial public offering of 6.4 million shares of common stock and received net proceeds of approximately $40 million.  The offering proceeds were invested in short-term, interest-bearing securities.  During the second half of 2004, we paid down all of our then outstanding long-term debt.  At September 30, 2005 cash and cash equivalents, and short-term investments, totaled $60.5 million

Operating activities provided $11.1 million of cash during the nine months ended September 30, 2005, as compared to $3.4 million of cash from operations in the corresponding period of the prior year.  The majority of our cash from operations in the first nine months of 2005 was from growth in net income and deferred revenue, offset in part by growth in receivables.  We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue.   Customers may elect a monthly payment option, or in certain circumstances, installment payments, which are reflected in current and non-current term receivables.  During the first nine months of 2005, the percentage of customers choosing the monthly payment option has increased to approximately 20% of new business from approximately 15% in the first nine months of 2004. An increase in the percentage of monthly payment terms may adversely affect near-term cash provided by operations.  However, because our monthly payment option is a higher priced alternative to our net-30 payment option, we would expect an overall positive effect to earnings and cash provided by operations over time.

Cash required for income taxes has not been historically significant due to our cumulative operating losses to date, and is not expected to be significant for the remainder of 2005.

Investing activities provided $6.0 million in cash during the nine months ended September 30, 2005 due to the liquidation of short-term investments and re-investment of proceeds in cash equivalents.  Other investing activities included $3.3 million of equipment acquisitions for our hosting operations and employee growth, and $1.0 million for the acquisition of the intellectual property and certain other assets of Convergent Voice, Inc. in May 2005.

Financing activities provided $3.7 million in the nine months ended September 30, 2005 from the exercise of stock options and shares purchased under the employee stock purchase plan.

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

Contractual Obligations and Commitments

In the first quarter of 2005, we entered into a new office lease agreement, and extended two existing office lease agreements, with Genesis Partners LLC.  The new office lease agreement includes $162,000 of leasehold improvements, which have been capitalized and will be amortized over their expected lives of seven years.  The Company expects to renew the office leases upon their initial term expiration.  These office lease agreements will increase our contractual obligations under operating leases, as disclosed in our most recent annual report on Form 10-K, by approximately $250,000 in 2005, and approximately $360,000 each year from 2006 through 2009.

We also plan to enter into a ten year operating lease with Genesis Partners LLC for approximately 29,100 square feet of additional office space in Bozeman, Montana.  The space is expected to be available in approximately one year and the lease obligation is expected to be approximately $425,000 per year.  There have been no other material contractual obligations or commitments incurred in the current year.

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

We may not be able to sustain or increase our profitability in the future.  Prior to 2004, we incurred significant operating losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. As of September 30, 2005, we had an accumulated deficit of approximately $36.3 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to maintain profitability. Even if we continue to achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

•  changes in the mix of voice self service applications sold and/or usage volume;

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

Approximately 90% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we recently introduced RightNow Sales, RightNow Marketing, and voice-enabled CRM applications to expand our solution offerings. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on-demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are unproven, which may harm our business, financial condition and results of operations.

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

We face competition from:

•  companies currently providing customer service solutions, some of whom offer hosted services, including Amdocs Limited, BMC Software Corporation, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., IBM Corporation, Kana Software, Inc., Microsoft

Corporation, Oracle Corporation, SAP AG, salesforce.com, inc., SSA Global and Siebel Systems, Inc.;

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

In addition, many of our current and potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential clients, alliance partners or other third parties, or may combine and consolidate to become more formidable competitors with better resources.  For example, in September 2005 Oracle Corporation announced its intent to acquire Siebel Systems, Inc.  We also expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the on-demand CRM market with competing products as the on-demand CRM market develops and matures. It is possible that these new competitors could rapidly acquire significant market share.

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

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 494 at September 30, 2005 from 403 at December 31, 2004. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of September 30, 2005, 87% of our clients were using our hosting services for deployment of our software applications. We provide our hosting services through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and New Jersey. We do not maintain long-term supply contracts with either of our co-location providers, and neither provider guarantees that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our co-location providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems located in our Montana headquarters have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at both the California and New Jersey co-location facilities. In the event that our co-location facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party co-location facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 24% of our revenue for the nine months ended September 30, 2005, and comprised 27% of our revenue in the year ended December 31, 2004. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our CRM product and service offerings, we may be constrained by the intellectual property rights of others. We have in the past been named as a defendant in a lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If any of our products violate third-party proprietary rights, we may be required to re-engineer our products or seek to obtain licenses from third parties, which may not be available on reasonable terms or at all. Because many of our license agreements require us to indemnify our clients from any claim or finding of intellectual property infringement, any such litigation or successful infringement claims could adversely affect our business, financial condition and results of operations. Any efforts to re-engineer our products, obtain licenses from third parties on favorable terms or license a substitute technology may not be successful and, in any case, may substantially increase our costs and harm our business, financial condition and results of operations. Further, our software products contain open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. Use of open source standards also may make us more vulnerable to competition because the public availability of open source software could make it easier for new market entrants and existing competitors to introduce similar competing products quickly and cheaply.

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

In January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial e-mails and, among other things, obligates the sender of such e-mails to provide recipients with the ability to opt-out of receiving future e-mails from the sender, and establishes penalties for the transmission of e-mail messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial e-mail, and laws that regulate commercial e-mail practices have been enacted in many of the international jurisdictions in which we do business, including Europe, Australia, and Canada. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial e-mail, without any common protocol to determine whether the recipient desired to receive the e-mail being blocked. As a result, it is difficult for us to determine in advance whether or not e-mails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

Our RightNow Marketing solution specifically serves the market for mass distribution marketing and other e-mail communications. The increasing regulation of e-mail delivery, both domestically and internationally, and the spam filtering practices of Internet service providers and e-mail users generally, will place significant additional burdens on our clients who have outbound communication programs, and may cause those clients to substantially change their outbound communications programs or abandon them altogether.  These factors may lead to a reduction in sales of our RightNow Marketing solution, may make it necessary to redesign our RightNow Marketing solution to make it easier for our clients to conform to the requirements of such laws and standards, which would increase our expenses, or may make it necessary for us to redefine the market for and use of our RightNow Marketing solution, which could reduce our revenue.

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

Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially own approximately 39% of our currently outstanding common stock and, together with our other officers and directors, beneficially own approximately 42% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting alone or together with some of our other officers and directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates.  The remaining proceeds of our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk.   Our investment portfolio is investment-grade and diversified among issuers and types to reduce credit risk.  The average maturity of our investment portfolio is less than 90 days.  If market interest rates were to increase by 100 basis points from the level at September 30, 2005, the fair value of our investment portfolio would decline by approximately $136,000.

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

None.

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

Dated: November 8, 2005

RightNow Technologies, Inc.
(Registrant)

By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)