Form 10-K
period 2005-12-31
RIGHTNOW TECHNOLOGIES INC
filed 2006-03-15
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

COMMON STOCK, PAR VALUE $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No  ☒

Indicate by check mark whether if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $146,274,710, based on the closing sales price of the registrant’s common stock on that date as reported by the Nasdaq National Market. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006 was 31,955,075.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2005. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

RightNow Technologies, Inc.

Annual Report on Form 10-K

For The Fiscal Year Ended December 31, 2005

CAUTIONARY STATEMENT

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, the impact of tax accounting elections, and management’s future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, risks associated with our business model; our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the rate at which our present and future customers adopt our existing and future products and services; our ability to expand operations; possible fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in our operating results from the impact of stock-based compensation expense; interruptions or delays in our hosting operations; breaches of our security measures; our ability to expand, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors”, in Item 1A of this report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Part I

Item 1.                        Business

OVERVIEW

RightNow Technologies provides industry-leading on-demand customer relationship management (CRM) software. Offered either on a hosted basis (deployed in our facilities and accessed on-demand by our clients), or on a non-hosted basis (deployed in our clients’ facilities), our integrated suite of CRM solutions, including customer service software, marketing automation software and sales force automation software, help our clients deliver exceptional customer service designed to set them apart from their competitors. Our solutions reduce the complexity of traditional enterprise CRM, delivering a faster route to business value through lower total cost of ownership and a shorter time to deployment. Our value-added services, including business process optimization and lifetime product tune-ups, improve our customers’ efficiency, increase user adoption and enable a maximum return on CRM investments. A critical element to our offering is the reliability and scalability of our data centers, which in the year ended December 31, 2005, serviced 744 million customer interactions directly through our CRM solutions, as compared to 502 million interactions in 2004. RightNow’s more than 1,400 clients worldwide include British Airways, British Telecom, Cisco Systems, Continental Tire North America, John Deere, Nikon and the Social Security Administration.

In August 2005, RightNow released RightNow CRM 7.5. Unlike other CRM solutions, which provide functionality through separate components that may not be integrated, RightNow CRM’s three components—RightNow Marketing™, RightNow Sales™ and RightNow Service™—are engineered with a common database, common business rules management, and a common workflow engine. By automating such a broad range of processes and eliminating the boundaries between customer-facing departments, we believe RightNow CRM provides critical and tangible business advantages: marketing leads can be automatically routed to salespeople, data from service interactions can be used to improve marketing campaign targeting, and salespeople can avoid being surprised by open service incidents and/or active marketing promotions. RightNow CRM 7.5 supports a wide range of communication channels: phone, email, web, chat, automated voice, and short message service (SMS).

In June 2005, RightNow acquired the technology and certain employees of voice automation provider, Convergent Voice, making RightNow the only CRM solutions provider offering packaged voice applications. Using our patented technology, all or part of the knowledgebase information can be made available to customers through the voice interface, freeing agent time. Rapidly deployed and easily modified, RightNow Voice reduces costs by automating a significant percentage of calls, and provides an additional means to deliver consistent answers across all service channels. Our voice solution includes a portfolio of voice-enabled CRM applications that include: Voice Interface to Knowledge Base, Voice Interface to Incident Management, Voice Interface to Locator, Status Applications (Order, Rebate, Repair), Password Reset, Survey and One Number Routing.

RightNow was incorporated in Montana in September 1995 and reincorporated in Delaware in August 2000. Our principal executive offices are located at 40 Enterprise Boulevard, Bozeman, Montana 59718-9300, and our telephone number is (406) 522-4200. We have regional field offices in Chicago, Illinois, Dallas, Texas, San Mateo, California, Princeton, New Jersey, and Rochester, New York, and a liaison office in Tokyo, Japan. We also have subsidiary offices in London, England, Munich, Germany, and Sydney, Australia. Our internet address is http://www.rightnow.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on the Nasdaq National Market under the symbol RNOW. The inclusion of our internet address in the report does not include or incorporate by reference into this report any information contained on, or accessible through, our website.

PRODUCTS AND SERVICES

Our solutions are based upon a single application platform designed to be easy to implement, use and maintain, and to support multiple customer interaction points in business operations. Our solutions integrate with traditional enterprise and/or back office applications, and are available in 19 languages. RightNow Service, RightNow Marketing, and RightNow Sales each have custom analytics and reporting capabilities.

RightNow Service™

First released in 1997, RightNow Service is the flagship product suite in our portfolio of CRM solutions and generates approximately 90% of our revenue. Built upon a single knowledgebase, the RightNow Service suite provides a multi-language, multi-channel customer service solution that captures customer interactions from both traditional and online channels. Our knowledgebase automatically learns from these customer interactions to deliver relevant content, thereby improving service efficiency and increasing customer satisfaction.

Features of RightNow Service

Complete Multi-Channel Solution—blends traditional and online channels so customer service agents can manage inquiries from customers through email, web form, live chat or phone.

Streamlined, Single Desktop Application—consolidates and eliminates redundant and disparate applications.

Computer Telephony Integration (CTI)—integrates the customer service agent desktop application and telephony infrastructure; delivers automatic customer look-ups and screen pops.

Custom Analytics and Reporting—standard, pre-built reports and a custom reporting engine capture service quality statistics, including average response time, first contact resolution rates, service level achievement rates and customer service agent effectiveness. Reports can be automatically scheduled to run on specific timetables, to head off service and product issues with exception-based notification.

Offer Management—provides automatic delivery of relevant sales offers or promotions, based on each customer’s profile and purchase history.

RightNow Voice—joins voice processing technologies with access to the RightNow knowledge base, so customers can quickly find answers to their questions.

Online Self-Service—provides 24 x 7 access to a centralized, fully searchable knowledge base delivered over the Internet.

Intelligent Knowledge Base—self-learning, customer driven and wholly integrated, the knowledge base dynamically captures and presents relevant information to both customer service agents and customers. RightNow 7.5 includes SmartGuide™ which provides decision tree functionality for end-users and customer service agents to find answers in the knowledge base.

Incident Queuing and Routing—with both business and escalation rules, controls how email is routed based on customer service agent skill sets, customer history, agent availability, or other attributes.

RightNow Marketing™

RightNow Marketing suite is designed to deliver the functionality needed to manage marketing campaigns from idea to execution. It provides flexibility to manage multi-channel, multi-stage campaigns—without relying on outside resources to execute every initiative. With RightNow Marketing, customer service organizations can preempt service inquiries by proactively targeting customers with relevant, personalized communications.

RightNow Marketing automates standard campaign activities, optimizing resources and dramatically reducing the marketing team’s effort.

Features of RightNow Marketing

Campaign Execution and Management—provides the ability to create and manage multi-channel, multi-stage marketing campaigns from one central location.

Campaign Tracking—provides end-to-end tracking from marketing execution to sales generation.

Custom Analytics and Reporting—real-time, pre-built reports provided out-of-the-box to measure success of marketing campaigns. Reports can be customized to meet unique business requirements.

Email Marketing—provides the ability to create personalized, targeted email marketing messages.

Event Triggering—automatically sends personal emails in response to any contact activity.

Webforms—enable profile administration, lead generation and customer surveys.

RightNow Sales™

RightNow Sales improves the accuracy of sales forecasting and reporting with real-time visibility into sales pipeline data. RightNow Sales simplifies the sales process so that sales organizations can easily manage accounts, track leads, organize contacts and create selling opportunities. Traditional sales processes such as contact management, forecasting, quote generation and opportunity status are fully integrated, saving sales representatives’ time and shortening sales cycles.

Features of RightNow Sales

Opportunity and Pipeline Management—allows the user to see the entire sales pipeline and individual opportunity details all on one screen.

Contact, Account and Task Management—users can enter, update and track all relevant contact and deal information all in one place.

Lead Management—allows users to optimize lead flow across marketing and sales organizations.

Forecasting—opportunity level forecasting is flexible to accommodate a unique approach in aggregating and analyzing the sales pipeline.

Custom Analytics and Reporting—provides analysis of the total forecast overview with details by region, sales representative and opportunity, and provides for the creation of custom reports to support unique business processes.

Microsoft Outlook Integration—synchronizes emails, tasks and contacts between Microsoft Outlook and RightNow Sales.

Automatic Contract, Quote and Proposal Generation—provides accurate, customer-ready contracts, quotes and proposals.

Professional Services

Our Professional Services organization combines project management with technical and business-focused consulting services to our clients. Using proven methods and customer-centric best practices, our Professional Services group is experienced in aligning RightNow products across many industries, drawing on in-depth knowledge and practical expertise gained from thousands of implementations. Professional services helps customers determine strategic business objectives, align business processes and define success metrics as well as helping with rapid system configuration and deployment while adjusting business solutions to ensure full user adoption. We also provide tune-up services to our clients which consist of an audit of their solution against our library of best practices.

Sales and Marketing

RightNow products and services are sold predominantly through our direct sales organization and, to a smaller extent, through indirect channels. The sales organization consists of new business groups, calling on potential clients and qualifying client leads, and installed base groups, focusing on managing existing client relationships, and further penetrating those relationships. We have regional field operations offices in Montana, California, Illinois, Texas, New Jersey, England, Australia, and Germany, and a sales liaison office in Japan. See Note 1(c) of the Notes to Consolidated Financial Statements for more information regarding our geographic areas.

Pilot Program

A prospective client may deploy our full solution suite to either a test group or their entire customer base to make certain our solutions meet their needs prior to committing to any license fees. A pilot program typically lasts 30 to 60 days. The prospective client’s objectives are quantified and results measured during the period. As a result of this program, we believe we have experienced shorter sales cycles, higher closure rates and larger deal sizes.

Indirect channels consist mainly of relationships with resellers of our solutions. On December 31, 2005, we had relationships with over 30 indirect channel distributors. Domestically, our indirect channel consists primarily of relationships with outsourcers and referral partners who refer leads to us. Outsourcers represent a developing indirect channel for our solutions that we intend to expand. We currently have relationships with several outsourcers, including Convergys, ICT and KPN/SNT. We have dedicated staff in our sales organization calling on and servicing these partners. In the future, we intend to establish additional strategic relationships with vertical market distribution partners, telephony infrastructure partners, fulfillment partners and independent software vendor/original equipment manufacturing partners in adjacent markets. In international markets where we do not have a direct selling presence, we rely on system integrators and resellers to sell our solutions. This strategy is primarily employed in Europe, New Zealand and Asia. We intend to continue to broaden our distribution to the Japanese market through resellers. We also have partners in Europe, including Dimension Data, Siemens and Unisys who provide sales coverage for certain European countries. We intend to expand our European partner channel in countries where we do not have a local presence.

Our marketing department coordinates future product and service direction, manages generation of client leads, and directs public and industry analyst relations. To expand our client base, we have also developed and will continue to increase innovative marketing initiatives, such as our client roundtables, where existing clients host forums with potential clients and exchange ideas about best practices.

Clients

As of December 31, 2005, we had more than 1,400 active clients in various industries, including technology, financial and insurance, consumer products, telecommunications and travel and hospitality, as well as government agencies and educational institutions. For the year ended December 31, 2005, approximately 40% of our revenue was generated from entities with over $1 billion in annual revenue, 45% of our revenue was generated from entities with less than $1 billion in annual revenue and 15% of our revenue was generated from government/educational institutions. No single client accounted for more than 10% of our revenue in the year ended December 31, 2005.

Product Development and Technology

Our product development efforts are focused on improving and enhancing our existing solutions and service offerings as well as developing new proprietary technology. Our product development philosophy incorporates our long-term strategic view of our market and incorporates customer feedback to improve and enhance our products. We currently are developing products and solutions to broaden our offerings within the CRM market. We have an applied research group that focuses on knowledgebase, artificial intelligence and novel applications of current research for use within our solutions. Although we allow our clients to run multiple versions of our software, our development efforts are focused on the current and future releases of our products. Our research and development expenses totaled approximately $5.9 million in 2003, $7.8 million in 2004, and $10.4 million in 2005.

We believe we have significant technology expertise in developing and deploying highly scalable and reliable on-demand CRM applications. All of our products have been designed using industry standards for the Internet and are designed to meet the following goals: cost efficient deployment, highly configurable, scaleable, easily integrated, multi-tenant and capable of being internationalized. The following architectural components form the foundation for the delivery of a variety of features within our solution:

Self-learning Knowledgebase.   Knowledgebase technologies are used within our customer service solution to provide self-service and automatic e-mail response to users and as an automated assistant for our clients’ customer service representatives. Core technologies in the area of the knowledgebase include automatic learning and decay of the relevancy and relatedness of information, natural language processing, word-stemming algorithms, information clustering and classification algorithms, and information retrieval technologies.

Integration with Other Enterprise Applications.   Our hosted and non-hosted clients are able to integrate our solution with their other mission-critical enterprise applications through several techniques, including: web services that provide a real-time, two-way, web-based XML (extended mark-up language), RPC (remote procedure call), and API (application program interface); application level triggers that raise real-time events to trigger integration actions with other systems; user interface “custom tabs” that allow the integration of other applications into our solution; and “pass through” authentication that allows our solution to inherit user credentials from other applications to identify and enforce access to our clients’ web sites. In addition, pre-packaged connectors are available for integration with other third-party applications.

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

Software Architecture.   Our solution has been developed using a logical three-tier Internet architecture consisting of presentation, application logic and data management layers. Because of the tiered separation, our solution is designed to be highly scalable, allowing expansion at the presentation and application logic tiers and at the data management tier. We have experience deploying our solution in highly available, highly scalable, load-balanced web server and clustered database server configurations. We support most commonly available operating systems (Linux, Microsoft Windows Server) and databases (Oracle, Microsoft SQL Server, MySQL).

Intellectual Property

Our success depends to a significant degree upon the development and protection of our software and other proprietary technology rights. We believe we have a strong base of intellectual property. As of February 28, 2006, our base of intellectual property included six issued U.S. patents, one issued United Kingdom patent, and eleven pending U.S. patents, five U.S. trademark registrations, and ten foreign trademark registrations. The majority of our patent applications concern our knowledgebase technology, including processes relating to the relative usefulness ranking and the order of display of retrieved information in the knowledgebase; the ability of the knowledgebase to suggest related information to a user accessing the knowledgebase; and the ability of the knowledgebase to produce a relational map of help information items based on the historical usage patterns of customers accessing the knowledgebase. We also have one issued U.S. patent and two U.S. patent applications that relate to our voice technology.

The following is a summary of our issued U.S. patents:

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

Usage Based Strength between Related Information in an Information Retrieval System.   This patent describes an information retrieval system in which information is displayed based on navigation behavior of previous users. This patent continues until April 2020.

System and Method for Generating a Dynamic Interface via a Communications Network.   This patent describes a system for dynamically adapting selections in an automatic phone support system. This invention enables the provision of information from a dynamic knowledgebase via a telephone channel. This patent continues until June 2020.

Usage Based Strength between Related Help Topics and Context Based Mapping Thereof in a Help Information retrieval System.   This process allows the knowledgebase to suggest related information to a person based on the keyword search and navigation patterns of that person. This patent continues until April 2020.

Display Screen for a Computer.   This is a design patent relating to the user interface to our software. This patent continues until March 2016.

We have also been issued the following U.K. patent: Method for routing Electronic Correspondence Based on the Level and Type of Emotion Contained Therein. This process relates to determining the emotional content of an electronic correspondence to rout or prioritize the information, to set the expectations of a customer support worker, to flag those workers who are using inappropriate language with the customer, or determine another best course to send the correspondence. In a preferred embodiment, a customer sends an electronic correspondence to a company by email. Emotionally charged words or symbols in each sentence are detected. The message is then given an emotional ranking, which is used to determine what future action is most appropriate for the correspondence. This patent continues until October 2022.

Our five registered trademarks in the United States are RIGHTNOW, RIGHT NOW, RIGHTNOW TECHNOLOGIES (stylized), SMARTASSISTANT AND LOCATOR. We use our “RightNow” mark as a descriptor of all of our products. These marks continue indefinitely subject to continuous use and payment of registration fees at the statutorily required intervals. We also use the following common law marks “RightNow Metrics,” “RightNow Outbound,” “RightNow Marketing”, RightNow Sales”, “RightNow Service”, “Top-Line”, “Proactive”, “Top-Line Customer Service”, “Proactive Customer Service”, “SmartSense”, “SmartConversion”, “ProServices”, “RightNow Live”, “RightPractices”, “RightStart”, “Talk RightNow”, “RightFit”, “Multi-View Technology”, and “SmartAttribute Technology”. Other trademarks, trade names or service marks appearing in this report are the property of their respective holders.

We also incorporate a number of third party software products into our software pursuant to relevant licenses. Some of the software is proprietary and some is open source. We use third party software for, among other things, spell checking certain foreign languages, improving graphics in our analytics module, language parsing, and locating and indexing documents on websites, and secure data transfer. These functions are peripheral in nature, we are not substantially dependent upon these third party software licenses and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software function ourselves.

Competition

The CRM software market consists of three major market segments: (1) customer service, (2) sales force automation and (3) marketing automation. Within this segmentation, vendors are offering solutions through either on-demand or traditional on-premise delivery methods. We compete in all segments of the CRM software market, and believe that we are the leader in on-demand customer service within that market.

The market for CRM solutions is highly competitive and fragmented, and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. Competition has increased with our release of RightNow 7.5. We expect the intensity of competition to increase in the future as existing competitors continue to develop their capabilities, as new companies enter our market and as we further expand into the CRM market.

We face competition from other companies currently providing customer service solutions, some of which offer hosted services, including BMC Software Corporation, eGain Communications Corporation, FrontRange Solutions, Inc., IBM Corporation, Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation/Siebel Systems, SAP AG, salesforce.com, and SSA Global. In interactive voice response technology, competing vendors include Apptera, Edify, IBM, Intervoice, Microsoft, TuVox, Unveil Technologies, and Voxify.

We expect to compete with these and additional companies as we further expand into the CRM market, and as more companies expand into the customer service segment. In addition, our solutions compete with CRM systems that are developed and maintained internally by businesses, as well as CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors. We also face competition from outsourced contact center providers who bundle solutions and agent labor in their service offerings. To the extent our competitors have an existing relationship with a potential client, that client may be unwilling to switch vendors due to the time and financial commitments already made with our competitors.

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

New companies are entering the CRM software market, the on-demand applications market and the on-demand CRM market, or expanding from any one of these markets to the others. We expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the on demand CRM market with competing products as the on-demand CRM market develops and matures. It is possible that these new competitors could rapidly acquire significant market share.

We believe the principal factors that generally determine a company’s competitive advantage in the on-demand customer service and broader CRM markets include the following:

•       Low total cost of ownership and easily demonstrable cost-effective benefits for clients;

•       Effectiveness in improving the quality of clients’ interactions with their customers across customer service, sales and marketing departments;

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

Employees

As of December 31, 2005, we had 530 full-time employees. Of the total employees, we had 216 in sales and marketing, 109 in software development, 97 in professional services, 43 in technical support, 46 in finance and administration and 19 in hosting operations. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Item 1A.                Risk Factors

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

We may not be able to sustain or increase our profitability in the future. Prior to 2004, we incurred significant operating losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. As of December 31, 2005, we had an accumulated deficit of approximately $33 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to maintain profitability. Even if we continue to achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

•       changes in the mix of voice self service applications sold and/or usage volume, because the gross margin on voice self service applications is typically lower than the gross margin on our sales, marketing and service applications;

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

Approximately 90% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we recently introduced RightNow CRM 7.5 and voice-enabled CRM applications to expand our solution offerings. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on-demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are unproven, which may harm our business, financial condition and results of operations.

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

We face competition from:

•       companies currently providing customer service solutions, some of whom offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., IBM Corporation, Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation/Siebel Systems, SAP AG, salesforce.com, inc., and SSA Global;

•       CRM systems that are developed and maintained internally by businesses;

•       CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•       outsourced contact center providers who bundle solutions and agent labor in their service offerings;

•       new companies entering the CRM software market, the on-demand applications market and the on-demand CRM market, or expanding from any one of these markets to the others; and

•       voice system integrators and voice-enabled IVR technology providers, such as Edify, Unveil Technologies, Apptera, Voxify, TuVox, Microsoft, IBM, and Intervoice.

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

In addition, many of our current and potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential clients, alliance partners or other third parties, or may combine and consolidate to become more formidable competitors with better resources. For example, in January 2006, Oracle Corporation completed its acquisition of Siebel Systems, Inc. We also expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the on-demand CRM market with competing products as the on-demand CRM market develops and matures. It is possible that these new competitors could rapidly acquire significant market share.

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

If businesses do not perceive the benefits of on-demand solutions in general, or our on-demand solutions in particular, then the market for these solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.

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

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 530 at December 31, 2005 from 403 at December 31, 2004. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of December 31, 2005, approximately 87% of our clients were using our hosting services for deployment of our software applications. We provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and New Jersey. We provide hosting services for our voice applications through a third-party hosting facility based in Georgia, using hardware owned and operated by the third party. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems located in our Montana headquarters (non-voice) and in New York (voice) have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 26%, 27%, and 24% of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our CRM product and service offerings, we may be constrained by the intellectual property rights of others. We have in the past been named as a defendant in a lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If any of our products violate third-party proprietary rights, we may be required to re-engineer our products or seek to obtain licenses from third parties, which may not be available on reasonable terms or at all. Because our license agreements typically require us to indemnify our clients from any claim or finding of intellectual property infringement, any such litigation or successful infringement claims could adversely affect our business, financial condition and results of operations. Any efforts to re-engineer our products, obtain licenses from third parties on favorable terms or license a substitute technology may not be successful and, in any case, may substantially increase our costs and harm our business, financial condition and results of operations. Further, our software products contain open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. Use of open source standards also may make us more vulnerable to competition because the public availability of open source software could make it easier for new market entrants and existing competitors to introduce similar competing products quickly and cheaply.

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

We cannot assure you that we will be able to identify or consummate any future acquisitions on favorable terms, or at all. If we do pursue any future acquisitions, it is possible that we may not realize the anticipated benefits from the acquisitions or that the financial markets or investors will negatively view the acquisitions. Even if we successfully complete an acquisition, it could adversely affect our business, financial condition and results of operations.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued, and is effective for annual periods beginning after June 15, 2005. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires us to value our employee stock option grants, transactions under our Employee Stock Purchase Plan, and other possible equity-based transactions, pursuant to a fair value formula, and then amortize that value against our reported earnings over the vesting period in effect for those transactions. We currently account for stock-based awards to employees in accordance with APB 25, and have adopted the disclosure-only alternative of SFAS 123. This change in accounting treatment, beginning January 1, 2006, will materially and adversely affect our reported results of operations as the stock-based compensation expense will be charged directly against our reported earnings. We do not expect this accounting change to materially affect our liquidity because equity-based compensation is a non-cash expense.

Volatility in the price of our common stock may adversely affect our ability to predict the fair value of our stock awards and the resulting stock-based compensation expense.

The fair value of stock awards under SFAS 123R is estimated using several factors, including the underlying price of the stock option, which is not known until the date of grant, and Company assumptions of expected stock price volatility, the expected term of the award, and other factors. These factors can cause significant variations in the estimated fair value of the awards, and therefore cause significant fluctuations in our operating results. For example, the estimated fair value of stock options granted in our third quarter ended September 30, 2005 was $6.93 per share. However, due to an increase in the underlying price of our common stock, the estimated fair value of a like award granted in our fourth quarter ended December 31, 2005 would have increased 67% to $11.57 per share. Volatility in the market value of our stock could cause us to incur significantly higher or lower stock-based compensation expense in future periods. The trading price of our common stock depends in part on our ability to accurately forecast our results, and if we were to miss our forecasts, we may lose credibility with investors and research analysts, which in turn could cause the price of our common stock to decline.

The required adoption of SFAS 123R makes stock options a less attractive form of employee compensation, and our use of alternative forms of employee compensation in response to SFAS 123R could adversely affect our ability to attract and retain personnel.

We have historically used stock options as a key component of our employee compensation because, we believe it aligns employees’ interests with our stockholders’ interest, encourages employee retention, and provides a competitive component of our overall compensation program. Due to the required adoption of SFAS 123R, and the recording of stock option expense on our operating statements, we may determine that it is in our best interest to reduce the number or size of our stock-based awards, or change the type of awards granted. In doing so, we may not be able to attract, retain and motivate our employees.

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

Our clients consist of large and small companies in nearly all industry sectors and geographies. Potential new clients or existing clients could defer purchases of our products because of unfavorable macroeconomic conditions, such as rising interest rates, fluctuations in currency exchange rates, industry or national economic downturns, industry purchasing patterns, and other factors.  Our ability to grow revenues may be adversely affected by unfavorable economic conditions.

Risks Related to Ownership of Our Common Stock

The significant control over stockholder voting matters and our office leases that may be exercised by our founder and Chief Executive Officer will limit your ability to influence corporate actions and may require us to find alternative office space to lease or buy in the future.

At December 31, 2005, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 36% of our currently outstanding common stock and, together with our other officers and directors, beneficially owned approximately 52% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting alone or together with some of our other officers and directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Bozeman, Montana, where we lease approximately 30,000 square feet with a term that expires in March 2011, and approximately 22,000 square feet under two leases with terms that expire in March and June 2010. In October 2005, we entered into an agreement to lease an additional 29,000 square feet in Bozeman beginning later in 2006 when construction is complete. The lease term is expected to be seven years. We also currently occupy a number of domestic and international sales and service offices in California, Illinois, New Jersey, New York, Texas, Australia, Germany, Japan and the United Kingdom, where we lease an aggregate of approximately 47,000 square feet under multiple leases, which have terms that expire between May 2006 and March 2011. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 11(a) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” for information regarding our lease obligations.

Item 3.                        Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Part II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol RNOW. The table below reflects the quarterly high and low per share sales prices of our common stock for the period August 5, 2004, the first day of public trading of our common stock, through December 31, 2005, as reported by the Nasdaq National Market. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions. Prior to August 5, 2004, there was no established public trading market for our common stock.

Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Year ended December 31, 2004
Common stock price per share:
High	—	—	$12.98	$20.99
Low	—	—	6.67	12.15
Year ended December 31, 2005
Common stock price per share:
High	$17.70	$12.44	$15.00	$20.06
Low	10.99	7.45	10.78	12.62

Holders

On February 28, 2006, there were approximately 113 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock since converting from an S corporation to a C corporation at the end of 1999. We currently intend to retain future earnings, if any, to finance the growth and development of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2005, we issued and sold 29,261shares of our common stock to one of our former lenders upon their exercise of certain warrants, previously issued in connection with our equipment and commercial bank financing arrangements, pursuant to the net exercise provision of such warrants. The sale and issuance of these shares of our common stock were determined to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering, where the purchaser was sophisticated and represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and where the purchaser received or had access to adequate information about us.

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

Our initial public offering commenced on August 5, 2004. Under the registration statement, we registered 7,245,000 shares of common stock, including shares subject to the underwriters’ over-allotment option, on behalf of RightNow and a selling stockholder, for an aggregate offering price of $50,715,000 and a per share price to the public of $7.00. Of the total shares registered, 6,416,961 shares, including shares sold upon exercise of the underwriters’ over-allotment option, were sold by us for an aggregate offering price of $44,918,727 and a per share price to the public of $7.00, and 321,945 shares, including shares sold upon exercise of the underwriters’ over-allotment option, were sold by the selling stockholder for an aggregate offering price of $2,253,615 and a per share price to the public of $7.00. The offering terminated following the sale of the shares described above.

The aggregate net proceeds to us from the offering, after deducting $3.3 million in underwriting discounts and commissions and $1.8 million in other costs incurred in connection with the offering, were $39,972,000. None of the expenses and none of our net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of RightNow or their associates, persons owning 10% or more of any class of equity securities of RightNow, or an affiliate of RightNow.

In May 2005, we spent $1 million of the offering proceeds for the acquisition of the assets of Convergent Voice. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering. Pending these uses, the net proceeds from the offering are invested in short-term, interest-bearing, investment-grade securities.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our common stock in the fourth quarter of 2005.

Item 6.        Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data at December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Software, hosting and support	$18,998	$23,338	$29,300	$49,764	$67,944
Professional services	2,009	3,603	6,579	12,000	19,204
Total revenue	21,007	26,941	35,879	61,764	87,148
Cost of revenue:
Software, hosting and support	4,636	4,279	5,263	6,741	9,111
Professional services	1,335	2,156	3,740	7,206	11,956
Total cost of revenue	5,971	6,435	9,003	13,947	21,067
Gross profit	15,036	20,506	26,876	47,817	66,081
Operating expenses:
Sales and marketing	22,050	15,939	20,809	31,986	42,683
Research and development	4,584	4,117	5,915	7,807	10,428
General and administrative	3,973	2,842	3,518	4,621	6,445
Total operating expenses	30,607	22,898	30,242	44,414	59,556
Income (loss) from operations	(15,571)	(2,392)	(3,366)	3,403	6,525
Interest and other income (expense), net	229	(357)	(215)	146	1,646
Income (loss) before income taxes	(15,342)	(2,749)	(3,581)	3,549	8,171
Provision for income taxes	—	—	(539)	(100)	(478)
Net income (loss)	(15,342)	(2,749)	(4,120)	3,449	7,693
Preferred stock accretion	—	(33)	(13)	(8)	—
Net income (loss) allocated to common stock	$(15,342)	$(2,782)	$(4,133)	$3,441	$7,693
Earnings (loss) per share(1):
Basic	$(1.10)	$(0.19)	$(0.28)	$0.17	$0.25
Diluted	(1.10)	(0.19)	(0.28)	0.12	0.23
Shares used in the computation(1):
Basic	14,006	14,284	14,560	20,738	30,631
Diluted	14,006	14,284	14,560	28,940	33,695

(1)          See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of basic and diluted earnings (loss) per share and for an explanation of the determination of the number of weighted average shares used for such calculations.

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,258	$8,038	$8,360	$18,944	$40,874
Short-term investments	—	—	—	31,188	23,314
Working capital (deficit)	(6,553)	(6,082)	(9,024)	32,732	45,156
Total assets	18,625	23,102	29,386	88,309	123,676
Deferred revenue	18,875	24,683	35,553	49,125	67,923
Long-term debt, less current portion	1,185	940	484	—	117
Redeemable convertible preferred stock	32,340	32,373	32,398	—	—
Total stockholders’ equity (deficit)	(38,683)	(41,291)	(45,254)	31,101	44,655

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

We released our initial version of RightNow Service in 1997 to address the new customer service needs resulting from increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products complementary to our RightNow Service solution, including RightNow Marketing and RightNow Sales, which automate aspects of marketing campaigns and sales operations. In May 2005, we purchased the assets of Convergent Voice, and added voice-self-service capabilities to our product portfolio. To date, more than 90% of our revenue has been generated by the RightNow Service suite.

Our client base currently consists of more than 1,400 active clients who in the year ended December 31, 2005 served more than 740 million customer interactions, or unique sessions hosted by our solutions. Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities. The percentage of our clients electing the hosted option was approximately 87% for the years ended December 31, 2005 and 2004, and 84% for the year ended December 31, 2003.

We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services. Our term license agreements are generally two years in length, but can range from six months to four years, and include software and related upgrades, and hosting and support services over the term of the agreement. The majority of our revenue in each of our last three years was derived from two-year term license agreements. We also offer monthly term license agreements that contain a minimum commitment period of at least 12 months, are paid monthly, and include our software and related upgrades, and hosting and support services. Customers may also purchase perpetual software licenses, which are typically sold with annual maintenance contracts that provide software upgrades, and hosting and support services.

Hosting and support services provide maintenance and management of our software at a third party facility, technical support for our software products, and unspecified product upgrades on a when and if available basis.

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

Professional services, consisting of consulting, education and development services, are sold with initial license agreements and periodically over the client engagement. The average deployment time for our clients is 60 days. We typically invoice clients for the entire amount at the beginning of the agreement with payment generally due within 30 days for our term and perpetual license agreements, or due monthly for our monthly agreements. Our typical education courses are billed on a per person, per class basis.

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

Cost of Revenue and Operating Expenses

Cost of Revenue.   Cost of revenue consists primarily of salaries and related expenses (i.e. bonuses, employee benefits and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for interactive voice self-service applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, payroll taxes and employee benefits, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category.

Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we were able to reduce hosting costs as a percentage of total revenue in 2003, 2004 and 2005, despite significant increases in the number of hosted clients and the level of customer interactions.

As our client base and solutions usage grows, we intend to continue to invest additional resources in our hosting services, technical support and professional services. We expect our professional services costs to increase in absolute dollars as we increase our professional services as a percentage of total revenue. Because cost as a percentage of revenue is higher for professional services revenue than for software, hosting and support revenue, an increase in professional services as a percentage of total revenue reduces gross profit as a percentage of total revenue. During 2003, 2004 and 2005, increases in gross profit as a percentage of total revenue resulting from economies of scale in hosting and technical support were partially offset by increases in professional services as a percentage of total revenue.

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

Research and Development Expenses.   Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, documentation and translation fees, quality assurance, testing and allocated overhead. To date, we have not capitalized any software development costs because the timing of the commercial releases of our products has substantially coincided with the attainment of technological feasibility. As a result, research and development costs have been expensed as incurred. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We account for our sales arrangements in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. The application of these SOPs requires judgment, including the identification of individual elements in multiple element arrangements, and whether vendor specific objective evidence (“VSOE”) exists for those elements. Customers may receive certain elements upon delivery or over time. For example, under our sales arrangements customers typically receive the software license at the beginning of the term, and receive hosting and support services continuously over the length of the agreement. Under our term arrangements, revenues for the software, hosting and support elements are aggregated and recognized ratably over the length of the agreement because VSOE of the individual elements does not exist. Under a perpetual license arrangement, VSOE of the hosting and support elements does exist and therefore the license element is recognized immediately upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term. Changes to the elements in our software arrangements, the ability to identify VSOE for those elements, and the fair value of the respective elements could materially affect the amount of our earned and deferred revenue

Our standard payment terms are net 30, although payment within 90 days is considered normal. We do provide extended payment terms in certain circumstances. In such cases, judgment is required in determining whether our fee is fixed and determinable and the appropriate timing of revenue recognition. Changes in business practices for providing extended payment terms and/or providing concessions following a sale, may effect our assessment of fixed and determinable fees and result in a material change to the amount of revenue recorded in a given period.

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

We have established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of our net operating loss carryforwards, tax credits, and deductible timing differences. The uncertainty of realizing these tax benefits is based primarily on our lack of taxable earnings.

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

In measuring the cost of equity-based compensation, we make assumptions regarding our stock price volatility and the average expected life of our outstanding stock options. Our assumptions are primarily based on historical information, some of which was developed when we were a private company. Actual results could differ from our assumptions.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25. Public companies are required to apply 123R as of the first annual reporting period that begins after June 15, 2005. 123R covers a wide range of share-based compensation, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The statement requires the recognition of compensation cost related to share-based payment plans to be recognized in financial statements based on the grant date fair value of the equity or liability instruments issued. We expect adoption of the provisions of 123R on January 1, 2006 will materially and adversely affect our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. We do not expect the accounting change to materially affect our liquidity because equity-based compensation is a non-cash expense.

In December 2004, the FASB issued Statement of Financial Accounting Standards No 153, Exchanges of Non-monetary Assets (“SFAS 153”), an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary asset exchanges beginning in our first quarter of 2006. We do not believe the adoption of SFAS 153 will have a material effect on our financial statements.

In May 2005, the FASB issued SFAS No 154, Accounting for Changes and Error Corrections (“SFAS 154”), effective for fiscal years beginning after December 15, 2005. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition guidance. Under SFAS 154, changes are required to be retrospectively applied to prior financial statements unless it is impractical to quantify the historical effect of the change. We do not believe the adoption of SFAS 154 will have a material effect on our financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Year Ended December 31,
	2003	2004	2005
Revenue:
Software, hosting and support	82%	81%	78%
Professional services	18	19	22
Total revenue	100	100	100
Cost of revenue:
Software, hosting and support	15	11	10
Professional services	10	12	14
Total cost of revenue	25	23	24
Gross profit	75	77	76
Operating expenses:
Sales and marketing	58	51	49
Research and development	16	13	12
General and administrative	10	7	7
Total operating expenses	84	71	68
Income (loss) from operations	(9)	6	8
Interest and other income (expense), net	(1)	—	2
Income (loss) before income taxes	(10)	6	10
Provision for income taxes	(1)	—	(1)
Net income (loss)	(11)%	6%	9%

The following table sets forth our on-demand customer interactions, percentage of clients hosting, and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2003	2004	2005
Customer interactions (in millions)	249	502	744
Percentage of clients hosting	84%	87%	87%
Revenue by type:
Recurring (term licenses, hosting and support)	67%	59%	53%
Perpetual licenses	15	22	25
Professional services	18	19	22
Revenue by geography in:
United States	76%	73%	74%
Europe	18	21	18
Asia Pacific	6	6	8

Overview of 2005 and Outlook

Revenue for 2005 increased 41% over 2004 primarily from higher revenue per client and growth in the number of our clients. Revenue per client improved due to the release of broader product and service offerings, and client purchases of additional capacity. During 2005 we continued to invest in our operations by adding sales personnel to focus on new client acquisition, professional services personnel to support our solution offerings, and software developers to broaden and enhance our solution offerings. Overall perpetual software license revenue grew at a faster rate than total revenue in 2005, resulting in an increase in operating income to 8% of total revenue in 2005 from 6% of operating income in 2004.

We signed 312 new customers in 2005 to bring our total active client base to more than 1,400. Our annual customer retention rate in 2005 exceeded 90%. Sales to clients with annual revenues greater than $1 billion, and government/educational clients, increased to 55% of our total sales in 2005, up from 53% in 2004

For the year ended December 31, 2005, we generated $14.9 million of cash from operations compared to $6.7 million of cash in 2004, and increased our deferred revenue to $67.9 million at December 31, 2005 from $49.1 million one year earlier.

As of December 31, 2005 we had an accumulated deficit of $33.3 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes. We intend to continue to invest in our sales and marketing activities, product development and business infrastructure. During periods of investment and growth, because the majority of expenses are recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses.

Years Ended December 31, 2003, 2004 and 2005

Revenue

	Year Ended December 31,
	2003	2004	Percent Change	2005	Percent Change
	(Amounts in thousands)
Software, hosting and support	$29,300	$49,764	70%	$67,944	37%
Professional services	6,579	12,000	82	19,204	60
Total revenue	$35,879	$61,764	72%	$87,148	41%

Total revenue for 2005 was $87.1 million, an increase of $25.4 million, or 41%, over total revenue of $61.8 million for 2004.

Software, hosting and support revenue for 2005 was $67.9 million, an increase of $18.2 million or 37% over software, hosting and support revenue of $49.8 million for 2004. Recurring software, hosting and support revenue grew 27% in 2005 to $46.1 million from $36.2 million in 2004, due to a 16% increase in average revenue per client, combined with an 18% increase in average number of clients. Average revenue per client increased from the release of new products, capacity upgrades, and contract renewals. New products introduced in recent years represented approximately 10% of total sales in 2005, and included sales of RightNow Marketing, RightNow Sales, and RightNow Voice. Client interactions, a measure of the volume of unique sessions hosted by our software, grew approximately 50% during 2005.  Growth in average number of clients occurred because of an emphasis within our sales organization on new client acquisition, combined with our 90% plus client retention rate.

Perpetual software license revenue increased 62% in 2005 to $21.9 million, up from $13.5 million in 2004. The mix of perpetual license revenue may affect our profitability in any given period since it is recorded into revenue in full upon delivery instead of being ratably recognized into revenue over time, as is the case with term licenses. We believe perpetual license revenue increased in 2005 because of the growing strategic importance of our products in client organizations, growing acceptance of on-demand applications in the large business market segment, and longer client planning horizons.

Professional services revenue increased 60% to $19.2 million in 2005 from $12 million in 2004. Average professional services revenue per client increased 36% during 2005, while average number of clients increased 18%. Revenue per client increased in 2005 largely as a result of our focus on expanding services offered in conjunction with the broader product offerings. We increased our professional services staff to 96 employees at December 31, 2005 from 71 employees at December 31, 2004.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue. Professional services revenue represented 22% of total revenue in 2005 as compared to 19% of revenue in 2004. We expect professional services revenue to range between 20% and 25% of total revenue in the future.

Revenue from European customers grew to $15.5 million in 2005 from $12.8 million in 2004, and revenue from Asia Pacific clients grew to $7.2 million in 2005 from $3.8 million in 2004. Total revenue outside the United States was 26% and 27% of total revenue in 2005 and 2004, respectively. The increase in revenue outside the United States occurred primarily from expansion of our international sales and marketing activities.

Total revenue for 2004 was $61.8 million, an increase of $25.9 million, or 72%, over total revenue of $35.9 million for 2003.

Software, hosting and support revenue for 2004 was $49.8 million, an increase of $20.5 million or 70% over software, hosting and support revenue of $29.3 million for 2003. The increase resulted from a 46% increase in revenue per client, and a 16% increase in average number of clients. Recurring revenue per client increased 30% in 2004 over 2003 due to contract upgrades and renewals, and the release of new products in late 2003. Client interactions, a measure of the volume of unique customer sessions hosted by our software, grew more than 100% in 2004 over 2003. The increase in average number of clients occurred primarily from emphasis within our sales organization on new client acquisitions. During 2004, term licenses accounted for 59% of our total revenue, as compared to 67% of our total revenue in 2003. Perpetual software license revenue was 22% of total revenue in 2004 as compared to 15% of total revenue in 2003.

Professional services revenue for 2004 was $12 million, an increase of $5.4 million or 82%, over professional service revenue of $6.6 million for 2003. Professional services revenue increased to 19% of total revenue in 2004 from 18% in 2003. Average professional services revenue per client increased 57% in 2004 over 2003, while average number of clients increased 16%. Average revenue per client increased in 2004 largely as a result of our focus on expanding service offerings provided in conjunction with the broader product offerings. We increased our professional services staff to 71 employees at December 31, 2004 from 41 employees at December 31, 2003.

Revenue in Europe and Asia Pacific for the year ended December 31, 2004 was $16.6 million or 27% of total revenue, compared to $8.7 million or 24% of total revenue in 2003. The increase in revenue outside of the United States resulted from expansion of our international sales and marketing activities.

Cost of Revenue

	Year Ended December 31,
	2003	2004	Percent Change	2005	Percent Change
	(Amounts in thousands)
Software, hosting and support	$5,263	$6,741	28%	$9,111	35%
Professional services	3,740	7,206	93	11,956	66
Total cost of revenue	$9,003	$13,947	55%	$21,067	51%

Total cost of revenue for 2005 was $21.1 million, an increase of $7.2 million or 51%, over total cost of revenue of $13.9 million for 2004.

Cost of software, hosting and support revenue increased 35% to $9.1 million in 2005 from $6.7 million in 2004. Cost growth during 2005 resulted from staff additions which increased salaries and related expenses (i.e. bonuses, employee benefits and payroll taxes) by $1.5 million, hosting capacity additions which increased depreciation expense and third-party hosting services by $597,000, and increased amortization expenses of $124,000 related to the purchase of Convergent Voice in May 2005. The average employee count in our hosting and support operations was 58 in 2005 as compared to 43 in 2004. In 2005 we appointed a Vice President of Customer Delivery whose costs are included in this category. As a percent of the associated revenue, cost of software, hosting and support declined slightly in 2005 despite significant growth in the volume of customer interactions during the year, primarily due to economies of scale achieved in providing hosting and support services over a broader base of customers. We intend to open a European hosting center and continue to increase our overall hosting capacity in 2006.

Professional services cost of revenue increased 66% in 2005 to $12 million from $7.2 million in 2004, primarily due to employee growth. The average number of employees in our professional services organization was 87 during 2005 as compared to 51 in 2004, which increased salaries and related expenses by $4.3 million, and incremental travel and living expenses increased $216,000. Professional services cost of revenue increased slightly to 62% of the related revenue in 2005 from 60% in 2004. New hire training requirements and customer scheduling of implementation can cause the cost of professional services revenue to fluctuate as a percent of revenue. The professional services group often develops tools to assist with new customers installations, and as the tools become commonly used, they are typically transferred to the product group and incorporated into our software. These tools might consist of connectors to other general-use applications, and customization tools. Beginning in 2006, we expect to transfer several such tools to the product group, resulting in a reclassification of the associated revenue from professional services to software, hosting and support. This reclassification is expected to lower the margin on professional services activities. Consequently, we expect the cost of professional service to range between 65% and 75% of the related revenue in the future.

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

Operating Expenses

	Year Ended December 31,
	2003	2004	Percent Change	2005	Percent Change
	(Amounts in thousands)
Sales and marketing	$20,809	$31,986	54%	$42,683	33%
Research and development	5,915	7,807	32	10,428	34
General and administrative	3,518	4,621	31	6,445	39
Total operating expenses	$30,242	$44,414	47%	$59,556	34%

Sales and Marketing Expenses

Sales and marketing expenses of $42.7 million in 2005 were 33%, or $10.7 million, greater than expenses of $32 million in 2004. The average employee count in our sales and marketing organizations grew to 195 in 2005 from 147 in 2004, causing salaries and related expenses to increase $6.3 million. Higher sales volume in 2005 increased sales incentive costs by $2 million in 2005 over 2004. In addition, we incurred $1.4 million of incremental consulting services in 2005, primarily related to public relations programs and initiatives.

Sales and marketing expenses of $32 million in 2004 were 54%, or $11.2 million, greater than expenses of $20.8 million in 2003 mostly due to employee additions. We had, on average, 147 employees in our sales and marketing organization in 2004 compared to 113 in 2003. The employee growth added approximately $5.3 million in salaries and related expenses, and $782,000 in travel and living expenses. In addition, sales incentive costs increased by $4.6 million in 2004 over 2003 due to higher sales volume.

Research and Development Expenses

Research and development expenses increased $2.6 million, or 34%, to $10.4 million in 2005 from $7.8 million in 2004. Substantially all of the expense increase resulted from growth in employee salaries and related expenses in 2005.  The average number of employees in our research and development organization was 100 in 2005 as compared to 79 in 2004.

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

General and Administrative Expenses

General and administrative expenses increased $1.8 million, or 39%, to $6.4 million in 2005 from $4.6 million in 2004 due to employee additions and incremental third-party costs for audit and compliance. Average employee count in our general and administrative organization in 2005 was 41 compared to 31 in 2004, which caused salaries and related expenses to increase $938,000 during 2005. Audit and related compliance costs increased $540,000 in 2005, mostly due to 2005 being the initial year of our required internal controls reporting under the Sarbanes-Oxley Act of 2002.

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

Stock-Based Compensation Expense

Beginning January 1, 2006, we have adopted the provisions of SFAS 123R and have begun to record stock-based compensation expense in our operating statement under the modified prospective method. Financial statements for prior years will not be restated to conform to the 2006 presentation. We estimate the total compensation charge for 2006 will be approximately $5 million, which will be recorded to each cost of revenue and operating expense category. Our estimate of stock-based compensation is affected by our stock price as well as complex assumptions regarding our stock price volatility and the expected stock option exercise behavior of our employees. Actual stock-based compensation expenses could differ materially from our estimate.

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2003	2004	Percent Change	2005	Percent Change
	(Amounts in thousands)
Interest income	$142	$390	174%	$1,670	328%
Interest expense	(371)	(249)	(33)	(5)	n/m
Other income (expense)	14	5	(64)	(19)	n/m
Total interest and other income (expense), net	$(215)	$146	168%	$1,646	n/m

Interest income increased 328% in 2005 as compared to 2004 due to a full year of interest earnings on our cash and short-term investments for 2005. We received approximately $40 million in proceeds from our initial public offering in August 2004, which has been invested in short-term, investment-grade, interest-bearing securities. Interest expense declined in 2005 due to the pay-off of our then-outstanding debt in the third quarter of 2004. Other income (expense) consists primarily of gains or losses on asset sales and foreign currency transaction gains or losses, which individually and in aggregate have been immaterial for the past three years.

Provision for Income Taxes

The provision for income taxes of $478,000 in 2005, and $100,000 in 2004, was approximately 6% and 3% of pre-tax income, respectively. The provision consists primarily of the federal alternative minimum tax, foreign withholding taxes, and various state income taxes. Our effective tax rate in 2005 and 2004 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, federal alternative minimum taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. The provision for income taxes in 2003 was $539,000, or 15% of the pre-tax loss for that year. Our effective rate for 2003 differed from the federal statutory rate primarily due to our net operating losses and foreign tax credits not being realizable. Our effective tax rate in 2006 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

At December 31, 2005, we had $25.6 million of net deferred tax assets that have been reserved in full by a valuation allowance. In the future, if available evidence indicates that it is more likely than not that some or all of our deferred tax assets are realizable, an adjustment to decrease the valuation allowance would increase either income or contributed capital in the period such determination was made. If and when that happens, our effective income tax rate will increase to more closely approximate the federal statutory rate.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters through December 31, 2005. This information is unaudited but, in management’s opinion, has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments that our management considers necessary for a fair presentation of the information for the quarters presented.

This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(Unaudited) (In thousands)
Revenue:
Software, hosting and support	$10,720	$11,709	$12,976	$14,359	$13,874	$16,864	$18,005	$19,201
Professional services	2,137	3,053	3,450	3,360	4,468	4,214	5,149	5,373
Total revenue	12,857	14,762	16,426	17,719	18,342	21,078	23,154	24,574
Cost of revenue:
Software, hosting and support	1,579	1,636	1,729	1,797	2,064	2,276	2,253	2,518
Professional services	1,310	1,573	1,979	2,344	2,696	2,879	3,026	3,355
Total cost of revenue	2,889	3,209	3,708	4,141	4,760	5,155	5,279	5,873
Gross profit	9,968	11,553	12,718	13,578	13,582	15,923	17,875	18,701
Operating expenses:
Sales and marketing	6,848	8,037	8,055	9,046	9,457	10,557	11,248	11,421
Research and development	1,805	1,807	2,028	2,167	2,161	2,426	2,937	2,904
General and administrative	1,153	1,016	1,164	1,288	1,410	1,586	1,627	1,822
Total operating expenses	9,806	10,860	11,247	12,501	13,028	14,569	15,812	16,147
Income from operations	162	693	1,471	1,077	554	1,354	2,063	2,554
Interest and other income (expense), net	(64)	(46)	30	226	292	331	440	583
Income before income taxes	98	647	1,501	1,303	846	1,685	2,503	3,137
Provision for income taxes	(18)	(13)	(61)	(8)	(45)	(126)	(160)	(147)
Net income	$80	$634	$1,440	$1,295	$801	$1,559	$2,343	$2,990

The following table sets forth, for each of the periods indicated, the percentage of total revenue represented by selected items in our consolidated statements of operations:

	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(Unaudited)
Revenue:
Software, hosting and support	83%	79%	79%	81%	76%	80%	78%	78%
Professional services	17	21	21	19	24	20	22	22
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Software, hosting and support	12	11	11	10	11	11	10	10
Professional services	10	11	12	13	15	14	13	14
Total cost of revenue	22	22	23	23	26	25	23	24
Gross profit	78	78	77	77	74	75	77	76
Operating expenses:
Sales and marketing	53	55	49	52	51	50	48	47
Research and development	14	12	12	12	12	12	13	12
General and administrative	9	7	7	7	8	7	7	7
Total operating expenses	76	74	68	71	71	69	68	66
Income from operations	2	4	9	6	3	6	9	10
Interest and other expense, net	(1)	—	—	1	1	2	2	2
Income before income taxes	1	4	9	7	4	8	11	12
Provision for income taxes	—	—	—	—	—	(1)	(1)	—
Net income	1%	4%	9%	7%	4%	7%	10%	12%

The following table sets forth our deferred revenue and cash provided by operations, our on-demand customer interactions and percentage of clients hosting and our revenue by type and geography expressed as a percentage of total revenue, for each of the periods indicated:

	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(Unaudited)
Deferred revenue (in thousands)	$36,729	$40,777	$44,491	$49,125	$52,810	$57,368	$63,752	$67,923
Cash provided by operations (in thousands)	333	2,022	1,063	3,320	3,239	2,564	5,248	3,844
Customer interactions (in millions)	102	110	140	150	166	176	188	214
Percentage of clients hosting	85%	85%	86%	87%	86%	86%	87%	87%
Revenue by type:
Recurring (term licenses, hosting and support)	66%	56%	58%	55%	58%	51%	51%	53%
Perpetual licenses	17	23	21	26	18	29	27	25
Professional services	17	21	21	19	24	20	22	22
Revenue by geography:
Americas	71%	74%	76%	71%	75%	79%	75%	68%
Europe	19	24	19	20	15	16	16	23
Asia Pacific	10	2	5	9	10	5	9	9

Total revenue increased sequentially in each of the quarters presented primarily due to increases in the number of new clients, increases in the average transaction sizes, contract renewals and deferred revenue recognition. We believe professional services revenue has generally increased as a percent of total revenue due to the expansion of our service offerings, but varies from quarter-to-quarter due to customer scheduling requirements, and training and education of newly hired personnel. Cost of revenue for software, hosting and support, as a percent of total revenue, trended slightly lower in the past eight quarters due to increasing efficiencies in our hosting and technical support operations. The generally higher mix of professional services revenue causes professional service costs to be higher as a percent of total revenue.

The mix of term and perpetual software licenses sold in each quarter impacts our quarterly results of operations. For example, in the quarters ended March 31, 2004 and 2005, perpetual licenses represented a lower proportion of total revenue than in other periods, and consequently, income from operations was also lower in those periods. We believe there are seasonal aspects to our customers’ purchasing behavior, which results in typically lower perpetual license sales in the first quarter of the calendar year.

Sales and marketing expenses have increased in absolute dollar costs, but have generally declined as a percent of total revenue during the past eight quarters mostly due to revenue growth. For the quarters ended September 30, 2004, September 30, 2005, and December 31, 2005, sales and marketing expenses were lower as a percentage of revenue due to the timing of employee additions and marketing campaigns, and relatively lower commissions expense. Consequently, operating income in those quarters was unusually high. We expect that during periods of investment and growth, because the majority of our revenue is deferred and the majority of expenses are recorded as incurred, any increases in revenue will be largely offset by corresponding increases in cost of revenue and operating expenses.

The amount and timing of our operating results generally will vary from quarter to quarter depending on our level of actual and anticipated business activities. Factors affecting quarterly operating results can include, but are not limited to:

•       our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•       changes in the volume and mix of term and perpetual licenses sold in a particular quarter, because perpetual license revenue is recorded into revenue upon delivery whereas term licenses are recorded into revenue ratably over the period of the license;

•       our policy of expensing sales commissions at the time of invoice, while the majority of our revenue is deferred and recognized ratably over future periods;

•       changes in the mix of revenue between professional services and software, hosting and support, because the gross margin on professional services is typically lower than the gross margin on software, hosting and support;

•       changes in the mix of voice self-service applications sold and/or usage volume, because the gross margin on voice self-service applications is typically lower than the gross margin on our sales, marketing and service applications;

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

Our revenue and operating results are difficult to forecast and may fluctuate, and we believe that quarter-to-quarter comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of our future performance. We have experienced seasonality in certain aspects of our business, including lower perpetual license sales in the U.S. in the quarter ending March 31, and increased purchasing when our clients’ fiscal years are ending. Our U.S. federal government clients’ fiscal years end in September and most of our Japanese clients’ fiscal years end in March.

Liquidity and Capital Resources

	Year Ended December 31,
	2003	2004	Percent Change	2005	Percent Change
	(Amounts in thousands)
Deferred revenue	$35,553	$49,125	38%	$67,923	38%
Cash provided by operating activities	4,319	6,738	56	14,895	121

We have historically funded our operations with cash from operations, equity financings and debt borrowings. In August 2004 we completed our initial public offering of approximately 6.4 million shares of common stock and received net proceeds of approximately $40.0 million. The offering proceeds are invested in short-term, investment-grade, interest-bearing securities.

At December 31, 2005, cash and cash equivalents, and short-term investments, totaled $64.2 million. In addition to our cash and short-term investments, other sources of liquidity at December 31, 2005 included a $3.0 million bank line of credit facility, under which there were no borrowings in 2005.

Operating activities provided $14.9 million of cash during the year ended December 31, 2005, as compared to $6.7 million of cash from operations in 2004. The majority of our cash from operations in 2005 and 2004 was from growth in deferred revenue, net income, and non-cash charges, partially offset by growth in receivables. We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue.  In periods of increasing sales, we would expect growth in accounts receivable and deferred revenue which, historically, has provided funding for operations. A change in the billing practice resulting in delayed payment terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented approximately 5% and 6% of current accounts and term receivables at December 31, 2005 and 2004, respectively. Accounts written off in 2005 were constant as a percentage of new billings from the previous year. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Cash required for income taxes was $239,000 in 2005 and $100,000 in 2004. We do not expect to pay significant cash income taxes in 2006, primarily because of the availability of net operating loss carryforwards that may be utilized to offset taxable income.

Investing activities provided $1.9 million during 2005, mostly due to the liquidation of short-term investments, compared to requiring $35.5 million in 2004 mostly for the purchase of short-term investments. Capital asset additions were $5 million in 2005 and $3.6 million in 2004, consisting of equipment acquisitions for our hosting operations and employee growth. Intangible asset additions in 2005 of $1 million consisted primarily of the assets acquired from Convergent Voice. We expect to spend between $8 million and $10 million for capital asset additions in 2006.

Financing activities provided $5.4 million in 2005 and $39.2 million in 2004. In 2004 we received $40.0 million of proceeds from our initial public offering of common stock. Other financing sources included the exercise of employee stock options under our equity incentive plan and stock purchases under our employee stock purchase plan. We had borrowed $1.7 million under long-term debt agreements during the first six months of 2004, and subsequently paid down all outstanding long-term debt during the third quarter of 2004.  In 2005, we borrowed $162,000 related to tenant improvements at our headquarters office facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$10,108	$2,119	$3,788	$2,850	$1,351
Obligations under capital leases	147	30	65	52	—
Purchase obligations	2,110	883	583	583	61
Total	$12,365	$3,032	$4,436	$3,485	$1,412

We lease our office facilities and certain office equipment under operating lease agreements that expire at various dates through 2013. Obligations under capital leases pertain to certain tenant improvements in our main office facility. Purchase obligations consist of agreements with third parties to provide co-location services for hosting operations. Except for these hosting service agreements, we generally do not enter into binding purchase commitments.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2004 or December 31, 2005.

Interest Rate Sensitivity

Net proceeds from our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at December 31, 2005, the fair value of our portfolio would decline by approximately $135,000.

Item 8.                        Financial Statements and Supplementary Data

Our consolidated financial statements, together with our related notes and report of KPMG LLP, our independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                 Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to RightNow (or its consolidated subsidiaries) required to be included in the reports we file or submit under the Securities Exchange Act of 1934.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined under the Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our independent registered accounting firm, KPMG LLP has issued an audit report on management’s assessment of our internal control over financial reporting and their report is included in this Item 9A below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RightNow Technologies, Inc:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that RightNow Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 9, 2006

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

(a)          Identification of Directors.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2006 annual meeting of stockholders, is hereby incorporated by reference.

(b)          Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement, is hereby incorporated by reference.

(c)           Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement, is hereby incorporated by reference.

(d)          Code of Ethics.

Our board of directors has adopted a code of ethics and business conduct that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. The full text of our code of ethics and business conduct is posted on our web site at http://www.rightnow.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our code of ethics and business conduct, or waivers of such provisions, applicable to our directors and executive officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), at the same location on our web site identified above. The inclusion of our web site address in this report does not include or incorporate by reference the information on, or accessible through, our web site into this report.

Item 11.                 Executive Compensation

The information under the captions “Executive Compensation,” “Director Compensation and Other Arrangements,” “Stock Options,” “Employment Contracts, Termination of Employment and Change-In-Control Agreements” and “Compensation Committee Interlocks and Insider Participation,” appearing in our proxy statement is hereby incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement is hereby incorporated by reference.

Item 13.                 Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Party Transactions” appearing in our proxy statement is hereby incorporated by reference.

Item 14.                 Principal Accountant Fees and Services

The information under the caption “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement is hereby incorporated by reference.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)                   Financial Statements

(a)(2)                   Financial Statement Schedules

None.

(a)(3)                   Exhibits

The following is a list of exhibits to this report.

Exhibit Number	Description of document
3.1*	Amended and restated certificate of incorporation of the registrant.
3.2+	Amended and restated bylaws of the registrant.
10.1*	Form of indemnification agreement between the registrant and its officers and directors.
10.2*	Amended and restated 1998 Long-Term Incentive and Stock Option Plan.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.5*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 40 Enterprise Blvd, Bozeman, MT).
10.6*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 77 Discovery Drive, Bozeman, MT).
10.7*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 45 Discovery Drive, Bozeman, MT).
10.8*†	Severance policy for executive officers.
10.9*†	Form of executive officer offer letter and schedule of omitted material details thereto.
10.10*†	Form of executive officer incentive stock option agreement and schedule of omitted material details thereto.
10.11*†	Form of executive officer non-incentive stock option agreement and schedule of omitted material details thereto.
10.12*	Form of director non-incentive stock option agreement and schedule of omitted material details thereto.

10.13†	Form of Notice of Grant of Stock Options and Option Agreement.
10.14†	Form of Incentive Stock Option Agreement.
10.15†	Form of Non-Incentive Stock Option Agreement.
10.16**	Lease agreement dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana.
10.17**	Renewed lease agreement, dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.
10.18**	Renewed lease agreement, dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners, LLC for office space located at 45 Discovery Drive, Bozeman, Montana.
21.1*	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

**             Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on April 1, 2005.

+                Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

†                    Denotes management contract or compensatory plan or arrangement.

(b)          Exhibits

The exhibits files as part of this report are listed in Item 15(a)(3) of this report.

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
By: /s/ SUSAN J. CARSTENSEN
Susan J. Carstensen
Chief Financial Officer, Vice President, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2006.

Signature	Title
/s/ GREG R. GIANFORTE	Chairman, Chief Executive Officer and President
Greg R. Gianforte	(Principal Executive Officer)
/s/ RICHARD E. ALLEN	Director
Richard E. Allen
/s/ GREGORY M. AVIS	Director
Gregory M. Avis
/s/ ROGER L. EVANS	Director
Roger L. Evans
/s/ WILLIAM J. LANSING	Director
William J. Lansing
/s/ MARGARET L. TAYLOR	Director
Margaret L. Taylor
/s/ SUSAN J. CARSTENSEN	Chief Financial Officer, Vice President, Treasurer, and Assistant
Susan J. Carstensen	Secretary (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RightNow Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of RightNow Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RightNow Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RightNow Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 9, 2006

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31,
	2004	2005
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$18,944	$40,874
Short-term investments	31,188	23,314
Accounts receivable	16,939	25,462
Term receivables, current	10,090	15,376
Total current receivables	27,029	40,838
Less allowance for doubtful accounts	(1,581)	(2,209)
Total current receivables, net	25,448	38,629
Prepaid and other current assets	1,255	1,993
Total current assets	76,835	104,810
Property and equipment, net	4,393	6,451
Term receivables, non-current	5,756	10,697
Intangible assets, net	1,113	1,487
Other assets	212	231
Total Assets	$88,309	$123,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,720	$2,308
Commissions and bonuses payable	2,648	2,910
Other accrued liabilities	3,715	5,733
Current portion of long-term debt	—	30
Current portion of deferred revenue	36,020	48,673
Total current liabilities	44,103	59,654
Long-term debt, less current portion	—	117
Deferred revenue, net of current portion	13,105	19,250
Total liabilities	57,208	79,021
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized and undesignated 15,000 shares at December 31, 2004, and 2005, respectively	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding 29,119 shares and 31,872 shares at December 31, 2004 and 2005, respectively	29	32
Warrants	291	—
Additional paid-in capital	72,367	78,312
Accumulated other comprehensive income (loss)	(605)	(401)
Accumulated deficit	(40,981)	(33,288)
Total stockholders’ equity	31,101	44,655
Total Liabilities and Stockholders’ Equity	$88,309	$123,676

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share data)
Revenue:
Software, hosting and support	$29,300	$49,764	$67,944
Professional services	6,579	12,000	19,204
Total revenue	35,879	61,764	87,148
Costs of revenue:
Software, hosting and support	5,263	6,741	9,111
Professional services	3,740	7,206	11,956
Total cost of revenue	9,003	13,947	21,067
Gross profit	26,876	47,817	66,081
Operating expenses:
Sales and marketing	20,809	31,986	42,683
Research and development	5,915	7,807	10,428
General and administrative	3,518	4,621	6,445
Total operating expenses	30,242	44,414	59,556
Income (loss) from operations	(3,366)	3,403	6,525
Interest and other income (expense):
Interest income	142	390	1,670
Interest expense	(371)	(249)	(5)
Other	14	5	(19)
Total interest and other income (expense), net	(215)	146	1,646
Income (loss) before provision for income taxes	(3,581)	3,549	8,171
Provision for income taxes	(539)	(100)	(478)
Net income (loss)	(4,120)	3,449	7,693
Preferred stock accretion	(13)	(8)	—
Net income (loss) allocated to common stock	$(4,133)	$3,441	$7,693
Net income (loss) per share:
Basic	$(0.28)	$0.17	$0.25
Diluted	(0.28)	0.12	0.23
Shares used in the computation:
Basic	14,560	20,738	30,631
Diluted	14,560	29,177	33,695

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Warrants	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2002	14,394	$14	$—	$(986)	$(9)	$(40,310)	$(41,291)
Exercise of stock options	333	1	—	86	—	—	87
Value of stock options granted	—	—	—	1	—	—	1
Accretion of redeemable preferred shares to redemption value	—	—	—	(13)	—	—	(13)
Comprehensive loss:
Net loss	—	—	—	—	—	(4,120)	(4,120)
Foreign currency translation adjustment	—	—	—	—	82	—	82
Total comprehensive loss							(4,038)
Balance at December 31, 2003	14,727	15	—	(912)	73	(44,430)	(45,254)
Issuance of common stock:
Initial public offering, net of offering costs	6,416	6	—	39,966	—	—	39,972
Exercise of stock options	616	1	—	485	—	—	486
Employee stock purchase plan	98	—	—	690	—	—	690
Conversion of redeemable convertible preferred shares into common shares	7,265	7	—	32,148	—	—	32,155
Conversion of warrants to acquire redeemable convertible preferred shares into warrants to acquire common shares	—	—	291	—	—	—	291
Repurchase of common stock	(3)	—	—	(2)	—	—	(2)
Accretion of redeemable preferred shares to redemption value	—	—	—	(8)	—	—	(8)
Comprehensive income:
Net income	—	—	—	—	—	3,449	3,449
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	—	(665)	—	(665)
Total comprehensive income							2,771
Balance at December 31, 2004	29,119	29	291	72,367	(605)	(40,981)	31,101
Issuance of common stock:
Exercise of stock options	2,616	3	—	4,619	—	—	4,622
Employee stock purchase plan	59	—	—	656	—	—	656
Exercise of warrants	78	—	(291)	291	—	—	—
Tax benefit of stock option exercises	—	—	—	366	—	—	366
Fair value of options granted to non-employee	—	—	—	13	—	—	13
Comprehensive income:
Net income	—	—	—	—	—	7,693	7,693
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	(67)	—	(67)
Foreign currency translation adjustment	—	—	—	—	271	—	271
Total comprehensive income							7,897
Balance at December 31, 2005	31,872	$32	$—	$78,312	$(401)	$(33,288)	$44,655

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Operating activities:
Net income (loss)	$(4,120)	$3,449	$7,693
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,474	2,666	3,406
Provision for losses on accounts receivable	477	489	421
Tax benefit of stock options exercised	—	—	366
Changes in operating assets and liabilities:
Receivables	(6,678)	(14,644)	(19,100)
Prepaid and other current assets	(156)	(733)	(621)
Accounts payable	587	683	744
Commissions and bonuses payable	520	988	309
Other accrued liabilities	453	1,347	2,186
Deferred revenue	10,655	13,408	19,767
Other	107	(915)	(276)
Net cash provided by operating activities	4,319	6,738	14,895
Investing activities:
Purchases of short-term investments	—	(57,063)	(26,581)
Sales or maturities of short-term investments	—	25,875	34,455
Purchase of property and equipment	(1,584)	(3,580)	(4,969)
Acquisition of Convergent Voice	—	—	(1,023)
Proceeds from sale of property and equipment	18	3	4
Intangible asset additions	(150)	(691)	(20)
Net cash provided by (used in) investing activities	(1,716)	(35,456)	1,866
Financing activities:
Proceeds from long-term debt	1,000	1,675	162
Proceeds from line of credit	3,700	—	—
Proceeds from issuance of common stock:
Initial public offering, net of offering costs	—	39,972	—
Exercise of stock options and warrants	88	486	4,622
Employee stock purchase plan	—	690	656
Repurchase of common stock	—	(2)	—
Payments on long-term debt	(1,433)	(3,588)	(15)
Payments on line of credit	(5,700)	—	—
Net cash provided by (used in) financing activities	(2,345)	39,233	5,425
Effect of foreign exchange rates on cash and cash equivalents	64	69	(256)
Net change in cash and cash equivalents	322	10,584	21,930
Cash and cash equivalents at beginning of period	8,038	8,360	18,944
Cash and cash equivalents at end of period	$8,360	$18,944	$40,874

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2003, 2004 and 2005

(1)          Business Description and Summary of Significant Accounting Policies

(a)          Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides on demand customer relationship management (“CRM”) software solutions for companies of all sizes. The Company’s on demand software supports multiple customer interaction points in a business’s customer service, marketing and sales operations. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with offices located in Chicago, Illinois; Dallas, Texas; San Mateo, California; Princeton, New Jersey; Rochester, New York; London, England; Sydney, Australia; Munich, Germany, and a liaison office in Tokyo, Japan. The Company operates in one segment, which is the customer relationship management software market.

(b)           Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c)            Certain Risks and Concentrations

The Company’s revenue is derived from the license of its software products and provision of related professional services. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company’s operating results. The Company has historically derived a majority of its revenue from its customer service software solutions. These products are expected to continue to account for a significant portion of revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets to these products, increased price competition or a failure by the Company to keep up with technological change.

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. From time to time, the Company’s cash balances with its financial institutions may exceed insurance limits. Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry.

The Company’s customers are worldwide with approximately 75% of sales in the United States in each of the past three years. No individual customer accounted for more than 10% of the Company’s revenue in 2003, 2004 or 2005. One customer represented more than 10% of term receivables at December 31, 2005.

Assets located outside North America were 7% and 11% of total assets at December 31, 2004 and 2005, respectively. The loss from operations outside the United States totaled $2.4 million, $3.1 million and $6.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
United States	$27,161	$45,199	$64,409
Europe	6,458	12,792	15,528
Asia Pacific	2,260	3,773	7,211
	$35,879	$61,764	$87,148

(d)           Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and their respective fair values; the carrying amount of property and equipment and intangibles; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. Actual results could differ from those estimates.

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

Investments are considered to be impaired when a decline in fair market value is determined to be other-than-temporary. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent that cost is less than fair value, as well as our ability and intent to hold the investment. We also consider specific adverse conditions of the investee, including industry and sector performance, operational and cash flow factors, and rating agency actions. Once a decline in fair market value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

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

Provisions to the allowance for doubtful accounts are charged to expense for accounts receivable and against deferred revenue for term receivables. Following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2003	2004	2005
Balance, beginning of year	$519	$902	$1,581
Provision charged to expense	477	489	421
Provision charged against deferred revenue	221	972	1,528
Write-downs charged against the allowance	(550)	(841)	(1,375)
Recoveries of amounts previously charged-off	235	59	54
Balance, end of year	$902	$1,581	$2,209

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

(j)              Revenue Recognition

The Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, issued by the American Institute of Certified Public Accountants.

The Company’s products include software, hosting and support services, and professional services. Software products can be licensed over time (a “term” license) or perpetually. Hosting and support services involve the remote management of the software, technical assistance, and unspecified product upgrades on a when and if available basis. Professional services include consulting, training and development services.

Revenue is recognized when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been delivered or made available to the customer; c) the Company’s fee for providing the software and services is determinable; and d) the Company estimates that collection of its fee is reasonably probable.

The Company sells its products primarily on a term basis. Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to four years. For term contracts, the Company recognizes software, hosting and support revenue ratably over the time period covered.

Sales of perpetual software licenses include hosting and support services for a period of time, typically one year. The Company has established vendor specific objective evidence for the hosting and support elements of perpetual license sales, based on the prices charged when sold separately. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired. If the fee for the license has any payment term that is due in excess of the Company’s normal payment terms (over 90 days), the fee is considered to not be fixed or determinable, and the amount of revenue recognized (a) for perpetual license arrangements is limited to the amount currently due from the customer, or (b) for term license arrangements is limited to the lesser of the amount currently due from the customer or a ratable portion of the total unallocated arrangement fee.

License fee revenue from arrangements with resellers is recognized on a sell-through basis, which is when payment becomes due from the customer and delivery of the product has occurred, assuming no significant vendor obligations remain.

Certain customers have license agreements that provide for usage above fixed minimums. Usage above fixed minimums requires payment of additional fees if the Company’s software is used by more than a specified number of users or for more than a specified number of interactions. Fixed minimums are recognized as revenue ratably over the term of the arrangement. Usage fees above fixed minimums are recognized as revenue when such amounts are known and billed.

Separate contracts with the same customer that are entered into at or near the same time are generally presumed to have been negotiated together and are combined and accounted for as a single arrangement.

Professional services revenue is recognized as performed, based on hours incurred. The Company has determined that the service elements of its software arrangements are not essential to the functionality of the software. The Company has also determined that its professional services (a) are available from other vendors, (b) do not involve a significant degree of risk or unique acceptance criteria, and (c) qualify for separate accounting as the Company has sufficient experience in providing such services.

VSOE of fair value of services in multiple element arrangements is based upon rates for consulting, education and development services, which the Company has charged in stand-alone contracts for services.

The following table sets forth revenue by product or service as a percentage of total revenue:

	Year Ended December 31,
	2003	2004	2005
Revenue by type:
Recurring (term licenses, support and hosting)	67%	59%	53%
Perpetual licenses	15	22	25
Professional services	18	19	22
	100%	100%	100%

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

(k)           Sales Commissions

Sales commissions are expensed as incurred. Commission expense was $4.0 million, $8.6 million and $10.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.

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

(m)       Income Taxes

The Company records income taxes under the asset and liability method as prescribed under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

(o)           Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Weighted average common shares outstanding for basic net income (loss) per share	14,560	20,738	30,631
Effect of dilutive securities:
Redeemable convertible preferred stock	—	4,328	—
Employee stock options	—	4,055	3,028
Warrants	—	56	36
Weighted average shares outstanding for dilutive net income (loss) per share	14,560	29,177	33,695

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share because they had an anti-dilutive impact (in thousands):

	Year Ended December 31,
	2003	2004	2005
Redeemable convertible preferred stock	7,265	—	—
Employee stock options	5,357	43	359
Warrants	101	—	—

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

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Pro forma information regarding net income (loss) required by SFAS Nos. 123 and 148, has been determined as if the Company had accounted for its stock options under the appropriate minimum value or fair value method. The per share weighted average value of the stock options granted in 2003, 2004 and 2005 was $0.22, $6.05 and $7.23, respectively, at the date of grant using the Black-Scholes-Merton valuation model. Assumptions used to measure the fair value of options granted to employees and directors were:

	Year Ended December 31,
	2003	2004	2005
Weighted average risk free rate	3.16%	3.51%	4.12%
Expected term	5 yrs	5 yrs	5 yrs
Dividend yield	0%	0%	0%
Weighted average volatility	0%	78%	67%

The Company’s Employee Stock Purchase Plan provides for two purchase periods each year, with purchases effected on June 30 and December 31. For the purchase period ended December 31, 2005, terms of the plan were revised to remove the look-back option and reduce the discount so that the plan is deemed noncompensatory under SFAS 123R. The estimated fair value of shares purchased December 31, 2004 and June 30, 2005 was $2.43 and $5.82, respectively, and was based on the following assumptions:

	Purchase Period Ended
	Dec 31, 2004	Jun 30, 2005
Risk free rate	2.0%	2.9%
Expected term	0.5 yrs	0.5 yrs
Dividend yield	0%	0%
Weighted average volatility	78%	75%

Had the Company recorded compensation expense for its stock option and employee stock purchase plans in accordance with SFAS No. 123, net income (loss) would have been (in thousands except per share data):

	Year Ended December 31,
	2003	2004	2005
Net income (loss), as reported	$(4,133)	$3,441	$7,693
Add stock-based compensation included in the determination of net income (loss)	1	—	13
Less stock-based compensation expense determined under the fair value method	(369)	(1,289)	(3,292)
Pro forma net income (loss)	$(4,501)	$2,152	$4,414
Net income (loss) per share
Basic:
As reported	$(0.28)	$0.17	$0.25
Pro forma	(0.31)	0.10	0.14
Diluted:
As reported	$(0.28)	$0.12	$0.23
Pro forma	(0.31)	0.07	0.13

From time to time the Company grants options to purchase stock to certain of its consultants. The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (EITF 96-18), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period using the straight-line method. The estimated fair value of options granted to non-employees in 2005 was $26,000.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“123R”), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB 25. The Company is required to apply 123R as of the first annual reporting period beginning after June 15, 2005. 123R covers a wide range of share-based compensation, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The statement requires the recognition of compensation cost related to share-based payment plans to be recognized in financial statement based on the fair value of the equity or liability instruments issued. The Company will adopt the provisions of 123R beginning January 1, 2006, using the modified prospective method and the Black-

Scholes-Merton valuation model. Compensation expense will be recorded using the straight-line method over the applicable vesting periods.

(q)           Foreign Currency Translation

For non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive loss, a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income and expense.

(r)            Comprehensive Loss

Comprehensive loss includes net income or loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Additional elements of other comprehensive income or loss are attributable to foreign currency translation adjustments and unrealized gains or losses on short-term investments.

(s)            Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $1.3 million $1.9 million and $2.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.

(t)             Reclassifications

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

(2)          Acquisition of Convergent Voice Assets

In May 2005, the Company purchased the intellectual property and other assets, and hired certain personnel, of Convergent Voice. Convergent Voice developed certain voice automation technologies that in combination with the Company’s applications enable: a) telephone queries of the Company’s knowledgebase; b) submission of questions by phone that can be subsequently answered either electronically or by return phone call; and c) submission of queries that access back office systems, such as an order processing system, to obtain status of an order.

The purchase price consisted of $1 million paid in cash on May 5, 2005 to the shareholders of Convergent Voice, and $23,000 of transaction costs. Approximately $936,000 of the purchase price was allocated to identifiable intangible assets based on a discounted cash flow analysis. The identifiable intangible assets consist primarily of developed software, and will be amortized to earnings over a period of five years. The remaining purchase price of approximately $87,000 was allocated to other tangible assets acquired based on their estimated net realizable value or replacement cost.

Pro forma results of the business combination have not been provided because the effect is not material on an individual or aggregate basis.

(3)          Initial Public Offering of Common Stock

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

(4)          Supplemental Cash Flow Information

Supplemental statement of cash flow information follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$152	$127	$5
Income taxes	402	100	239
Non-cash financing activities:
Conversion of preferred stock into common stock	$—	$32,155	$—
Conversion of warrants to acquire preferred stock
into warrants to acquire common stock	—	291	—
Issuance of warrants to acquire preferred stock	12	40	—
Issuance of common stock upon exercise of warrants	—	—	291

(5)          Cash and Cash Equivalents, and Short-Term Investments

The components of cash and investments at December 31, 2004 and 2005 are as follows (in thousands):

		Unrealized		Fair Market	Cash and	Short-term
December 31, 2004	Cost	Gains	Losses	Value	Equivalents	Investments
Cash and cash equivalents:
Cash	$2,086	$—	$—	$2,086	$2,086	$—
Money market funds	6,022	—	—	6,022	6,022	—
Fixed maturity securities:
Commercial paper	10,698	—	(1)	10,697	10,697	—
Corporate notes and bonds	4,945	—	(4)	4,941	—	4,941
U.S. Government agency securities	5,790	1	(9)	5,782	—	5,782
State and municipal securities	12,690	—	—	12,690	—	12,690
Other	939	—	—	939	139	800
Sub-total	43,170	1	(14)	43,157	18,944	24,213
Equity securities:
Auction rate preferreds	6,975	—	—	6,975	—	6,975
Totals at December 31, 2004	$50,145	$1	$(14)	$50,132	$18,944	$31,188

		Unrealized		Fair Market	Cash and	Short-term
December 31, 2005	Cost	Gains	Losses	Value	Equivalents	Investments
Cash and cash equivalents:
Cash	$11,131	$—	$—	$11,131	$11,131	$—
Money market funds	4,392	—	—	4,392	4,392	—
Fixed maturity securities:
Commercial paper	18,162	4	(1)	18,165	18,165	—
Corporate notes and bonds	1,331	—	—	1,331	680	651
U.S. Government agency securities	17,594	1	(78)	17,517	3,951	13,566
State and municipal securities	6,658	—	(6)	6,652	2,555	4,097
Sub-total	59,268	5	(85)	59,188	40,874	18,314
Equity securities:
Auction rate preferreds	5,000	—	—	5,000	—	5,000
Totals at December 31, 2005	$64,268	$5	$(85)	$64,188	$40,874	$23,314

The unrealized losses of $85,000 at December 31, 2005 related to investment-grade, fixed income securities, and are primarily attributable to changes in interest rates. Approximately $54,000 of the unrealized losses related to securities held more than one year. Management does not believe any of the unrealized losses at December 31, 2005 represent an other-than-temporary impairment. Realized gains or losses from sales of available-for-sale securities in 2004 and 2005 were immaterial.

The underlying maturities of short-term investment balances at December 31, 2005 were approximately $18 million within one year, and $300,000 of auction rate securities that mature after ten years. These items are classified as short-term because they represent investments of cash that are available for current operations.

(6)          Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,
	2004	2005
Computer equipment	$7,815	$10,525
Software purchased for internal use	2,543	3,615
Equipment	888	1,012
Furniture and fixtures	845	994
Leasehold improvements	23	185
Total cost	12,114	16,331
Less accumulated depreciation	(7,721)	(9,880)
	$4,393	$6,451

(7)          Intangible assets

The following table sets forth information regarding intangible assets (in thousands):

	Domain Name	Purchased Technologies	Total
As of December 31, 2004:
Gross carrying value	$236	$1,829	$2,065
Accumulated amortization	(204)	(748)	(952)
Net carrying value	$32	$1,081	$1,113
As of December 31, 2005:
Gross carrying value	$236	$2,785	$3,021
Accumulated amortization	(236)	(1,298)	(1,534)
Net carrying value	$—	$1,487	$1,487
Weighted-average amortization period:
(in years)	5.0	4.3	4.3
Aggregate amortization expense:
2004	$47	$304	$351
2005	32	550	582
Estimated amortization expense:
2006	$—	$524	$524
2007	—	368	368
2008	—	308	308
2009	—	224	224
2010	—	62	63

(8)          Long-Term Debt and Credit Facility

Long-term debt consists of the following (in thousands):

	December 31,
	2004	2005
Obligation under capital lease for tenant improvements to leased property, payable monthly in installments of $3 through May 2010 at 6% interest	$—	$147
Less current portion	—	30
Long-term debt, excluding current portion	$—	$117

In 2005 the Company entered into an office lease agreement that included $162,000 of tenant improvements, which have been capitalized and will be repaid to the landlord over the initial lease term of five years. The improvements are being amortized over an expected useful life of seven years. The Company expects to renew the office lease upon its initial term expiration in 2010.

Also in 2005, the Company entered into a $3.0 million working capital line of credit agreement with a commercial bank. Advances under the line bear a variable rate of interest which approximates the prime lending rate, and are payable monthly. The working capital line of credit is secured by substantially all of the United States dollar-denominated accounts receivable of the Company. There were no advances under the line during 2005.

(9)          Redeemable Convertible Preferred Stock

The Company sold approximately 7.3 million shares of Series A and Series B redeemable convertible preferred stock in 1999, 2000 and 2001, for net proceeds of approximately $32.1 million. These preferred shares had certain liquidation, dividend, and redemption rights senior to common shares. The Company did not declare or pay dividends, or redeem any Series A and Series B preferred shares while they were outstanding. The Series A and Series B preferred shares automatically converted into shares of common stock, on a one-for-one basis, in conjunction with the Company’s initial public offering of common stock in August 2004.

The Company has authorized 15 million shares of preferred stock, $.001 par value, which may be issued from time to time by its board of directors without further action by stockholders. Shares of preferred stock may be issued with dividend, redemption, voting or other rights senior to existing common shares. There were no outstanding shares of preferred stock at December 31, 2004 or 2005.

(10)   Stock Options and Warrants

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the “Plans”) provide for stock options to be granted to employees, consultants, independent contractors, officers and directors. The 2004 Equity Incentive Plan was adopted by the Board of Directors in May 2004 and by stockholders in June 2004, and became effective in conjunction with the initial public offering. Except for director automatic grants, options are granted at the discretion of the Company’s Board of Directors, at an exercise price and term determined by the Board of Directors. Exercise prices are not less than fair market value at the date of grant, and the term of options is not greater than ten years. Options generally vest over a period of four years in eight equal increments. Changes in the shares granted for stock options for the years ended December 31, 2003, 2004 and 2005, are summarized as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share
Balance at December 31, 2002	2,348	4,806	$1.52
Granted	(1,271)	1,271	1.50
Exercised	—	(333)	0.26
Forfeited, expired, exchanged or canceled	387	(387)	1.49
Balance at December 31, 2003	1,464	5,357	1.60
Additional reserve for the 2004 Equity Incentive Plan(1)	2,504	—	—
Granted	(887)	887	9.26
Exercised	—	(616)	0.79
Forfeited, expired, exchanged or canceled(2)	72	(116)	2.95
Balance at December 31, 2004	3,153	5,512	2.89
Annual reserve addition(3)	1,000	—	—
Granted	(1,263)	1,263	12.39
Exercised	—	(2,616)	1.77
Forfeited, expired, exchanged or canceled(2)	117	(261)	7.63
Balance at December 31, 2005	3,007	3,898	$6.41

(1)          The additional reserve for the 2004 Equity Incentive Plan became effective upon the completion of our initial public offering of common stock on August 5, 2004. These shares were added to then existing number of shares available for grant under the 1998 Long-Term Incentive and Stock Option Plan to arrive at a total of 3,500,000 shares available for grant. All subsequently granted option shares have been made under the 2004 Equity Incentive Plan.

(2)          Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.

(3)          The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of a) 1,000,000 shares, b) 4% of the number of outstanding common shares on the last day of the previous fiscal year, or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by shareholders through December 31, 2014.

The following table summarizes information about the stock options outstanding at December 31, 2005 (option shares in thousands):

	Options outstanding			Options exercisable
Exercise price range	Number outstanding	Weighted average exercise price	Weighted average remaining contractual life	Numberm currently exercisable	Weighted average exercise price
$0.08 - $0.45	503	$0.26	3.3	503	$0.26
$0.90 - $1.50	1,316	1.50	6.9	726	1.49
$1.51 - $7.35	397	5.96	7.4	186	5.60
$7.36 - $10.50	512	9.05	7.9	233	9.42
$10.51 - $12.81	493	12.22	9.3	119	11.89
$12.82 - $13.87	529	13.83	9.4	42	13.75
$13.88 - $19.44	148	17.22	9.4	10	17.77
	3,898	$6.41	7.4	1,819	$3.64

In January 2003 and February 2004, in connection with amendments to their equipment and commercial bank loans outstanding at that time, the Company issued warrants to purchase 13,333 shares and 14,666 shares, respectively, of Series B preferred stock at an exercise price of $4.50 per share. The warrants are exercisable through the later of five years from the date of grant or three years after closing of an initial public offering by the Company. The January 2003 and February 2004 warrants were recorded at their estimated fair values of $12,000 and $40,000, respectively, using the following assumptions:

	2003	2004
Value of underlying common stock	$4.50	$4.50
Risk free rate	3. 9%	4.9%
Expected term	10 yrs	10 yrs
Dividend yield	0%	0%
Volatility	100%	100%

All outstanding warrants to purchase Series B redeemable convertible preferred stock were automatically converted into warrants to purchase common stock in conjunction with the Company’s initial public offering in August 2004. During 2005, all outstanding warrants were exercised, pursuant to the net exercise provisions of the agreements, resulting in the issuance of 77,678 shares of common stock.

(11)   Commitments and Contingencies

(a)          Operating Leases

The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements with various expiration dates through 2013. Future minimum payments for the next five years and thereafter as of December 31, 2005, under these leases, are as follows:

2006	$2,119,000
2007	2,002,000
2008	1,786,000
2009	1,627,000
2010	1,223,000
Thereafter	1,351,000

Rent expense was $1.2 million, $1.4 million and $1.9 million in 2003, 2004 and 2005, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. The Company has no contingent rent agreements.

The Company leases a portion of its office facilities from a development group, of which the Company’s chief executive officer is a 50% member and the Company’s Vice President of Delivery is a 25% member. During 2003, 2004 and 2005, the Company paid $562,000, $605,000 and $742,000, respectively, to the development group under these leases.

(b)           Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

Future minimum payments as of December 31, 2005 under these arrangements were $883,000 for 2006, $291,000 per year from 2007 through 2010, and $61,000 thereafter.

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

(12)   Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
United States	$(1,213)	$6,614	$14,386
Foreign	(2,368)	(3,065)	(6,215)
	$(3,581)	$3,549	$8,171

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$—	$—	$454
Foreign	196	94	76
State	233	6	(52)
Total current	429	100	478
Deferred:
Federal	$110	$—	$—
Foreign	—	—	—
State	—	—	—
Total deferred	110	—	—
	$539	$100	$478

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax expense is as follows:

	Year Ended December 31,
	2003	2004	2005
Statutory Federal tax rate	(34)%	34%	34%
Net operating loss tax benefits (realized) not realized	30	(41)	(40)
U.S. Federal alternative minimum tax	—	—	6
State income taxes, net of federal benefit	7	—	(1)
Foreign taxes	8	3	1
Foreign tax rate differential	3	3	4
Nondeductible meals & entertainment expense	1	3	2
Other	—	1	—
	15%	3%	6%

Deferred tax components are as follows (in thousands):

	At December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$14,154	$20,951
Deferred revenue	2,450	3,876
Tax credits	1,079	1,550
Other	1,042	1,492
Total deferred tax assets	18,725	27,869
Valuation allowance	(17,386)	(25,633)
Net deferred tax assets	1,339	2,236
Deferred tax liabilities:
Fixed assets and intangibles	(589)	(350)
Other	(750)	(1,886)
Total deferred tax liabilities	(1,339)	(2,236)
Net deferred tax assets	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that any or all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets. The valuation allowance increased by $2.5 million in 2003, decreased by $54,000 in 2004, and increased by $8.2 million in 2005.

The Company will provide United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered to be permanently invested outside the United States. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related United States tax liability may be reduced by any foreign income taxes paid on those earnings. At December 31, 2004 and 2005, there were no accumulated earnings in foreign subsidiaries.

At December 31, 2005, the Company had domestic Federal and state net operating loss carryforwards of approximately $36.9 million and $35.5 million, respectively. Federal net operating loss carryforwards expire between 2021 and 2025, and state net operating losses expire between 2006 and 2025. In addition, the Company has federal research and development credits and foreign tax credits available to reduce future domestic income taxes. The research and development credits expire between 2019 and 2024. The foreign tax credits expire between 2007 and 2015. The Company also has approximately $20.3 million of foreign net operating loss carryforwards that are not subject to expiration. Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryforwards and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company believes no such ownership change has occurred through December 31, 2005.

The accumulated benefits associated with the exercise of stock options have provided a deferred benefit of approximately $13.1 million, which has been fully offset by a valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital if and when realized.

(13)   Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2004 and 2005. The fair values of remaining financial instruments on the Company’s consolidated balance sheets were:

	2004		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	In thousands
Term receivables—current	10,090	10,090	15,376	15,376
Term receivables—noncurrent	5,756	5,136	10,697	9,412
Debt	—	—	147	141

The values provided are representative of fair values as of December 31, 2004 and 2005, and do not reflect subsequent changes in interest, tax or currency exchange rates, or other variables that may affect the determination of fair value. The following methods and assumptions were used to estimate fair values:

Term receivables—current:   The carrying amount approximated fair value at the respective dates due to the relative short maturities of this item.

Term receivables—noncurrent:   Fair value for term receivables due beyond one year from December 31, 2004 and 2005, has been estimated by discounting the carrying amount by a current rate of interest for the period of time the items are expected to be outstanding.

Debt:   The fair value of long-term debt has been estimated by discounting the carrying amount by a current rate of interest for the period of time the debt is expected to be outstanding.

(14)   Employee Benefit Plans

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of 12% of their salary or the statutorily prescribed limit to the plan. Employees are eligible after 90 days of service. At its discretion, the Company may make matching contributions. The Company made matching contributions during 2003, 2004 and 2005 of $327,000, $542,000, and $680,000, respectively. The Company also has retirement benefit plans related to its foreign subsidiaries. Amounts expensed under these plans were $97,000, $165,000, and $274,000 during 2003, 2004 and 2005, respectively.

The Company has a medical, dental and vision benefit plan and a short-term disability program covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company contributions to the plan were $964,000, $877,000, and $1.2 million during 2003, 2004 and 2005, respectively. During 2005 the plan maintained individual and aggregate stop loss insurance policies on the medical portion of the plan of $75,000 and $2.1 million (based on actual plan participants, adjusted monthly), respectively, to mitigate losses.

In July 2004 the Company adopted the 2004 Employee Stock Purchase Plan (“Plan”) which became effective in conjunction with the initial public offering of common stock. The Plan is administered by the compensation committee of the board of directors and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the terms of the plan, substantially all employees are eligible to purchase shares of RightNow common stock through periodic after-tax payroll deductions at a purchase price established by the administrator. Payroll deductions are limited to 15% of the employee’s regular compensation for each purchase period. Purchase periods are consecutive six-month periods ending on the last day in June and December each year. Activity under the plan for 2004 and 2005 was as follows:

	Purchase Date
	Dec 31,	Jun 30,	Dec 31,
	2004	2005	2005
Purchase price per share	$7.00	$10.22	$17.54
Shares purchased	98,471	51,629	7,322

(15)   Quarterly Results (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating statement data:
Total revenue	$12,857	$14,762	$16,426	$17,719
Gross profit	9,968	11,553	12,718	13,578
Net income	80	634	1,440	1,295
Net income per share:
Basic	$0.01	$0.04	$0.06	$0.04
Diluted	0.00	0.02	0.05	0.04

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating statement data:
Total revenue	$18,342	$21,078	$23,154	$24,574
Gross profit	13,582	15,923	17,875	18,701
Net income	801	1,559	2,343	2,990
Net income per share:
Basic	$0.03	$0.05	$0.08	$0.09
Diluted	0.02	0.05	0.07	0.09