Form 10-Q
period 2006-03-31
RIGHTNOW TECHNOLOGIES INC
filed 2006-05-10
CIK 1111247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

000-31321

(Commission File No.)

RIGHTNOW TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

81-0503640

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2006 was 32,143,005.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2006

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2005	March 31, 2006
Assets
Cash and cash equivalents	$40,874	$42,444
Short-term investments	23,314	27,063
Accounts receivable	25,462	31,615
Term receivables, current	15,376	17,268
Allowance for doubtful accounts	(2,209)	(2,090)
Receivables, net	38,629	46,793
Prepaid & other current assets	1,993	2,439
Total current assets	104,810	118,739

Property and equipment, net	6,451	6,632
Term receivables, non-current	10,697	12,611
Intangible assets, net	1,487	1,340
Other	231	107
Total Assets	$123,676	$139,429

Liabilities and Stockholders’ Equity
Accounts payable	$2,308	$2,983
Commissions and bonuses payable	2,910	3,706
Other accrued liabilities	5,733	6,248
Current portion of long-term debt	30	30
Current portion of deferred revenue	48,673	54,191
Total current liabilities	59,654	67,158

Long-term debt, less current portion	117	109
Deferred revenue, net of current portion	19,250	26,715

Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	78,312	79,536
Accumulated other comprehensive loss	(401)	(393)
Accumulated deficit	(33,288)	(33,728)
Total stockholders’ equity	44,655	45,447
Total Liabilities and Stockholders’ Equity	$123,676	$139,429

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2005	2006
Revenue:
Software, hosting and support	$13,874	$19,310
Professional services	4,468	5,321
Total revenue	18,342	24,631

Cost of revenue:
Software, hosting and support	2,064	2,771
Professional services	2,696	4,104
Total cost of revenue	4,760	6,875

Gross profit	13,582	17,756

Operating expenses:
Sales and marketing	9,457	13,726
Research and development	2,161	3,130
General and administrative	1,410	2,056
Total operating expenses	13,028	18,912

Income (loss) from operations	554	(1,156)

Interest and other income (expense), net	292	672

Income (loss) before income taxes	846	(484)
(Provision) benefit for income taxes	(45)	44
Net income (loss)	$801	$(440)

Net income (loss) per share:
Basic	$0.03	$(0.01)
Diluted	$0.02	$(0.01)

Shares used in the computation:
Basic	29,816	31,943
Diluted	33,564	31,943

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2006
Operating activities:
Net income (loss)	$801	$(440)
Non-cash adjustments:
Depreciation and amortization	742	1,105
Provision (recoveries) for uncollectible accounts receivable	52	(248)
Stock-based compensation	—	783
Changes in operating accounts:
Receivables	(2,402)	(9,798)
Prepaid expenses	(44)	(167)
Accounts payable	776	688
Commissions and bonuses payable	(663)	787
Other accrued liabilities	208	503
Deferred revenue	3,819	12,976
Other	(50)	(137)
Cash provided by operating activities	3,239	6,052

Investing activities:
Net change in short-term investments	11,490	(3,749)
Acquisition of property and equipment	(1,080)	(1,140)
Acquisition of intangible assets	—	(10)
Cash provided by (used in) investing activities	10,410	(4,899)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	588	433
Payments on long-term debt	—	(8)
Cash provided by financing activities	588	425

Effect of foreign exchange rates on cash and cash equivalents	(26)	(8)

Increase in cash and cash equivalents	14,211	1,570

Cash and cash equivalents at beginning of period	18,944	40,874
Cash and cash equivalents at end of period	$33,155	$42,444

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)                     Business Description and Basis of Presentation

Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides customer experience management software solutions for companies of all sizes. The Company’s on demand software is designed to go beyond traditional customer relationship management (“CRM”) solutions to support a business’s external customer-facing channels as well as sales, marketing and customer service operations. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in Chicago, Illinois; Dallas, Texas; San Mateo, California; Princeton, New Jersey; Rochester, New York; London, England; Sydney, Australia, Munich, Germany; and a liaison office in Tokyo, Japan. The Company operates in one segment, which is the customer experience management market.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2006, and results of operations and cash flows for the three month periods ended March 31, 2005 and 2006. The interim period results are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an on-going basis. Significant estimates and assumptions made by management include the identification and fair value of individual elements in multiple-element sales arrangements, whether the fees charged for our products and services are fixed and determinable, valuation allowances for trade receivables and deferred income tax assets, and assumptions used in estimating the fair value of stock options granted for stock-based compensation.

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

The Company’s customers are worldwide with approximately 70% to 75% of sales in the United States. No individual customer accounted for more than 10% of the Company’s revenue in 2005 or the first three months of 2006. One customer represented more than 10% of term receivables at December 31, 2005, and one customer represented 12% of accounts receivable at March 31, 2006.

As of December 31, 2005 and March 31, 2006, assets located outside the United States were 11% of total assets. The loss from operations outside of the United States totaled $1.6 million and $1.9 million for the three months ended March 31, 2005 and 2006, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended March 31,
	2005	2006

United States	$13,757	$17,368
Europe	2,751	5,014
Asia Pacific	1,834	2,249
	$18,342	$24,631

(3) Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006

Weighted average common shares outstanding for basic net income (loss) per share	29,816	31,943
Effect of dilutive securities:
Employee stock options	3,684	—
Warrants	64	—
Weighted average shares outstanding for dilutive net income (loss) per share	33,564	31,943

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2005	2006

Employee stock options	288	4,052

(4) Comprehensive Income (Loss)

Comprehensive loss for the comparative periods was as follows (in thousands):

	Three Months Ended March 31,
	2005	2006

Net income (loss)	$801	$(440)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	(41)	14
Foreign currency translation adjustments	28	(6)
Comprehensive income (loss)	$788	$(432)

(5) Stock-Based Compensation

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the “plans”) provide for stock options to be granted to employees, consultants, independent contractors, officers and directors. The plans have been approved by stockholders. Except for director automatic grants, options are granted at the discretion of the Company’s board of directors, at an exercise price and term determined by the board. However, exercise prices are not less than the fair market value at the date of grant, and the term of the options is not greater than ten years. Options generally vest over a period of four years in eight equal increments. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase shares of common stock at a discount to the fair market value at the date of purchase. Purchase periods under the ESPP are consecutive six-month periods ending on the last day in June and December each year. Shares issued to satisfy stock option exercises and ESPP are newly issued. At March 31, 2006, the Company had approximately 4.3 million shares available for future issuance under the plans and ESPP.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123R”), for its stock-based compensation plans. Under SFAS 123R, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards. The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award. The Company records compensation cost of stock-based awards using the straight line, single option method, which is recorded into earnings over the vesting period of the award.

The Company previously accounted for its stock-based compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosures. Under APB 25, no compensation expense was recorded in earnings for the Company’s stock-based awards. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in the footnotes to the consolidated financial statements.

The Company has elected to use the modified prospective transition method as permitted under SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, compensation cost recorded in the three months ended March 31, 2006 includes the cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock-based awards granted after December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, forfeitures were recorded as they occurred. The cumulative effect of estimated forfeitures was $160,000 for the three months ended March 31, 2006.

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

Three months ended Mar 31, 2006
Stock-based compensation expense:
Cost of software, hosting and support	$38
Cost of professional services	97
Sales and marketing	366
Research and development	159
General and administrative	123
Stock-based compensation expense before income taxes	783
Income tax provision (benefit)	—
Stock-based compensation expense, net of income taxes	$783

No stock-based compensation expense was capitalized during the three months ended March 31, 2006.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated financial statements for the three months ended March 31, 2006 (amounts in thousands, except per-share amounts):

	As Reported Following SFAS 123R	If Reported Following APB 25
Condensed consolidated statement of operations:
Income (loss) from operations	$(1,156)	$(373)
Income (loss) before income taxes	(484)	299
Net income (loss)	(440)	343

Net income (loss) per share:
Basic	$(0.01)	$0.01
Diluted	(0.01)	0.01

Condensed consolidated statement of cash flows:
Cash provided by operating activities	$6,052	$6,052
Cash provided by financing activities	425	425

Unrecognized compensation expense of outstanding stock options at March 31, 2006 was approximately $10 million, which is expected to be recognized over a weighted average period of 2.5 years.

The following table illustrates the effect on reported net income and net income per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards (in thousands, except per-share data):

Three months ended Mar 31, 2005
Net income, as reported	$801
Less: stock-based compensation	(591)
Pro forma net income	$210

Net income per share:
Basic:
As reported	$0.03
Pro forma	0.01
Diluted:
As reported	$0.02
Pro forma	0.01

The estimated weighted average fair value per share of stock options granted in the three months ended March 31, 2005 and 2006 was $8.01 and $9.59, respectively. The estimated fair value of shares purchased under the ESPP for the three months ended March 31, 2005 was $5.79. There was no compensation expense under the ESPP for the three months ended March 31, 2006 because the terms of the plan for the purchase period ending June 30, 2006 were deemed noncompensatory under SFAS 123R. Assumptions used to obtain the estimated fair values were:

	Three Months Ended March 31,
	2005	2006
Employee Stock Options
Weighted average risk free rate	3.9%	4.4%
Expected term	5 yrs	4.8 yrs
Volatility	74%	57%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Risk free rate	2.9%	—
Expected term	0.5 yrs	—
Volatility	74%	—
Dividend yield	0%	—

Key assumptions used to estimate the fair value of stock awards are as follows:

Risk Free Rate: The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at or near the time of grant for the expected term of the award.

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual term of the awards, vesting schedules and expectations of employee exercise behavior.

Volatility: The Company’s estimate of expected volatility for the three month period ended March 31, 2006 is based on a combination of the Company’s historical volatility and peer-company volatilities. The Company has a limited history of volatility, as well as limited traded options from which to derive implied volatility. The Company believes the combination of its historical and peer-company volatilities is more representative of future stock price trends than its historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the three months ended March 31, 2006 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2005	3,007	3,898	$6.41
Annual reserve addition (1)	1,000	—	—
Granted	(347)	347	18.48
Exercised	—	(151)	2.87
Forfeited, expired, exchanged or canceled (2)	25	(42)	10.41
Balance at March 31, 2006	3,685	4,052	$7.53	$34,964	7.4

Vested or expected to vest at March 31, 2006		3,745	$7.15	$33,628	7.2

Exercisable at March 31, 2006		1,855	$3.85	$22,309	5.8

(1)          The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by shareholders through December 31, 2014.

(2)          Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.

The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006 was $13.6 million and $2.1 million, respectively.

From time to time the Company may grant options to purchase stock to consultants. The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period. There were no stock options granted to non-employees for the three months ended March 31, 2005 or 2006.

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

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes in this report. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “ estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words and include, but are not limited to, statements regarding projected results of operations and management’s future strategic plans. Our actual results could differ significantly from those projected in the forward-looking statements as a result of factors, including those discussed under “Risk Factors” and elsewhere in this report. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

We are a leading provider of customer experience management software solutions for companies of all sizes. Our on demand software is designed to go beyond traditional customer relationship management (“CRM”) solutions to support a business’s external customer-facing channels as wall as sales, marketing and customer service operations.

We released our initial version of RightNow Service in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing and RightNow Sales, which automate aspects of marketing campaigns and sales operations. In May 2005, we purchased the assets of Convergent Voice, and added voice self-service capabilities to our product portfolio. To date, approximately 90% of our revenue has been generated by the RightNow Service suite.

During the three months ended March 31, 2006, we acquired 97 new customers to bring our customer base to more than 1,500, and our products served more than 280 million customer interactions, or unique sessions hosted by our solutions. Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on-demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities. Approximately 87% of our clients have elected the hosted option as of March 31, 2006. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services. Our term license agreements are generally two years in length, but can range from six months to five years, and include our software and related upgrades, and hosting and support services over the term of the agreement. The majority of our revenue in each of our last three years and the three months ended March 31, 2006 was derived from two-year term license agreements. We also offer monthly term license agreements that contain a minimum commitment period and include our software and related upgrades, hosting and support. Perpetual licenses are typically sold with annual maintenance contracts that include upgrades, hosting and support.

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

Professional services are sold with initial license agreements and periodically over the client engagement. The average deployment time for our clients is approximately 50 days. We typically invoice clients for the entire amount at the beginning of the agreement with payment generally due within 30 days for our term and perpetual license agreements, or due monthly for our monthly agreements. Our typical education courses are billed on a per person, per class basis.

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

Cost of Revenue and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of salaries and related expenses (e.g. employee benefits and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for interactive voice self-service applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, payroll taxes and employee benefits, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category. Beginning January 1, 2006, cost of revenue also includes stock-based compensation expense.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead. Beginning January 1, 2006, sales and marketing expenses also include stock-based compensation expense. We expense our sales commissions when earned, which is typically at the time the related sale is invoiced to the client, and we recognize the majority of our revenue from our agreements ratably over the terms of the licenses. Accordingly, we generally experience a delay between increasing sales and marketing expenses and the recognition of corresponding revenue. We expect significant additional increases in sales and marketing expenses in absolute dollars as we continue to hire additional sales and marketing personnel and increase the level of marketing activities.

Research and Development Expenses. Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. Beginning January 1, 2006, research and development expenses also include stock-based compensation expense. To date, we have not capitalized any software development costs because the timing of the commercial releases of our products has substantially coincided with the attainment of technological feasibility. As a result, research and development costs have been expensed as incurred. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings.

General and Administrative Expenses. General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. Beginning January 1, 2006, general and administrative expenses also include stock-based compensation expense. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and insurance costs related to the growth of our business and operations.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We account for our sales arrangements in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. The application of these SOPs requires judgment, including the identification of individual elements in multiple element arrangements, and whether vendor specific objective evidence (“VSOE”) exists for those elements. Customers may receive certain elements upon delivery or over time. For example, under our sales arrangements customers typically receive the software license up front, and receive hosting and support services continuously over the length of the agreement. Under our term arrangements, revenues for the software, hosting and support elements are aggregated and recognized ratably over the length of the agreement because VSOE for the individual elements does not exist. Under a perpetual license arrangement, VSOE of the hosting and support elements is based on the price charged at renewal, and therefore the license element is recognized immediately into revenue upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term. Changes to the elements in our software arrangements, the ability to establish VSOE for those elements, and the fair value of the respective elements could materially effect the amount of our earned and deferred revenue.

Our standard payment terms are net 30, although payment within 90 days is considered normal. We provide extended payment terms in certain circumstances. In such cases, judgment is required in determining whether our fee is fixed and determinable and the appropriate timing of revenue recognition. Changes in our business practices for providing extended payment terms and/or providing concessions following a sale, may effect our assessment of fixed and determinable fees and result in a material change to the amount of revenue recorded in a given period.

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

We have established a valuation allowance equal to our net deferred tax assets due to uncertainties regarding the realization of our net operating loss carryforwards, tax credits, and deductible timing differences. The uncertainty of realizing these benefits is based primarily on our lack of taxable earnings.

Equity-Based Compensation

We have adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123R”) beginning January 1, 2006 utilizing the modified prospective method. This statement requires the cost of share-based payment arrangements to be recorded in the statement of operations. Prior to 2006, the estimated cost of share-based payment arrangements was disclosed in a footnote to the financial statements. Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, our employee stock option exercise behaviors, and the related income tax effects. Our assumptions are based primarily on our historical information, some of which was developed when we were a private company.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Debt. The new standard allows financial instruments that have embedded derivatives to be accounted for as a whole, thereby eliminating the need to bifurcate the derivative from the host instrument, if the holder elects to account for the whole instrument on a fair value basis. The new standard also clarifies certain items that are not subject to SFAS

133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS 155 will have a material effect on our financial statements.

Results of Operations

The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2005	2006
Revenue:
Software, hosting and support	76%	78%
Professional services	24	22
Total revenue	100	100

Cost of revenue:
Software, hosting and support	11	11
Professional services	15	17
Total cost of revenue	26	28

Gross profit	74	72

Operating expenses:
Sales and marketing	51	56
Research and development	12	13
General and administrative	8	8
Total operating expenses	71	77

Income (loss) from operations	3	(5)

Interest and other income (expense), net	1	3

Income (loss) before income taxes	4	(2)
Provision for income taxes	—	—
Net income (loss)	4%	(2)%

The following table sets forth our on-demand customer interactions and percent of clients hosting and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2005	2006

Customer interactions (in millions)	166	281
Percentage of clients hosting	86%	87%

Revenue by type:
Recurring (term licenses, hosting and support)	58%	57%
Perpetual licenses	18	22
Professional services	24	22

Revenue by geography in:
United States	75%	71%
Europe	15	20
Asia Pacific	10	9

Overview of Current Period and Outlook

Revenue for the quarter ended March 31, 2006 of $24.6 million was 34% more than the first quarter of 2005, and represented our 33rd consecutive quarter of top-line growth. Revenue growth has been driven by new customer acquisitions, the release of new products, and customer purchases of additional capacity. We signed 97 new customers during the quarter ended March 31, 2006 to bring our total customer base to more than 1,500 and our deferred revenue balance to $80.9 million. Growth in revenue and deferred revenue during the quarter ended March 31, 2006 increased sales commissions, which increased sales and marketing expenses to 56% of revenue in the first quarter of 2006 as compared to 51% of revenue in the first quarter of 2005. Beginning January 1, 2006 we adopted the provisions of the new accounting standard for stock-based compensation and recorded $783,000 of stock-based compensation expenses in the first quarter of 2006. The higher sales and marketing expenses combined with the stock-based compensation expenses caused a negative operating margin in the first quarter of 2006.

For the three months ended March 31, 2006, we generated $6.1 million of cash from operations compared to $3.2 million of cash from operations in the first quarter of 2005.

As of March 31, 2006 we had an accumulated deficit of $33.7 million. This deficit resulted primarily from costs incurred in the development, sales and marketing of our products and for general and administrative purposes. We intend to continue to invest in our sales and marketing activities, product development and business infrastructure. During periods of investment and growth, because the majority of expenses are recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses.

Three Months Ended March 31, 2005 and 2006

Revenue

	Three Months Ended March 31,
(Amounts in thousands)	2005	2006	Percent Change

Software, hosting and support	$13,874	$19,310	39%
Professional services	4,468	5,321	19
Total revenue	$18,342	$24,631	34%

Software, hosting and support

For the quarter ended March 31, 2006, software, hosting and support revenue increased $5.4 million, or 39%, over the first quarter of 2005. The increase resulted primarily from a 16% increase in average revenue per client and a 20% increase in the average number of clients. Average revenue per client has grown from additional usage capacity and upgrades and enhancements purchased by clients. Additional usage capacity purchased by clients is reflected by customer interactions, which grew to 281 million for the quarter ended March 31, 2006 from 166 million in the comparable 2005 quarter. We added 97 new clients during the quarter ended March 31, 2006 primarily due to the addition of sales representatives focused on new client acquisition. Recurring software, hosting and support revenue was $14 million in the quarter ended March 31, 2006, or 32% more than the comparable 2005 quarter.  In addition, beginning January 1, 2006, average software, hosting and support revenue per client includes the value of certain tools that had been categorized as professional services revenue in prior periods. This change in revenue categorization follows the transfer of ongoing development and support responsibility for these tools from the professional services organization to the software, hosting and support organization effective January 1, 2006.

Perpetual license fee revenue represented 22% of total revenue in the quarter ended March 31, 2006 compared to 18% in the quarter ended March 31, 2005. The mix of perpetual license revenue affects our overall profitability in any given period since it is recorded into revenue in full upon delivery instead of being ratably recognized into revenue, as is the case with term licenses. Perpetual license revenue has ranged between 18% and 29% of total revenue over the past eight quarters, but has been declining over the past four quarters. We believe there are many factors that cause our perpetual license revenue to fluctuate as a percentage of total revenue, including the strategic importance of our products in client organizations, client planning horizons, and client purchasing preferences and patterns. For these reasons, we expect perpetual license revenue to continue to fluctuate in future periods.

Professional services

For the quarter ended March 31, 2006, professional services revenue increased $853,000, or 19%, over the first quarter of 2005. Average professional services revenue per client decreased slightly in the first quarter of 2006 compared to the first quarter of 2005, while average number of clients increased 20%. Average professional services revenue per client decreased slightly during the first quarter ended March 31, 2006 primarily because of a prospective change in classification of certain tools from professional services revenue to software, hosting and support revenue. These tools, consisting of connectors to other general-use software applications and customization tools, had been created by our professional services organization and included in professional services revenue in 2005 and prior years. Effective January 1, 2006, we transferred the ongoing development and support responsibilities for these tools to our product group, and accordingly, the associated revenue is classified as software, hosting and support revenue beginning in 2006.

The mix of professional services revenue to total revenue will also affect our operating results from period-to-period, due to the lower gross profit earned on professional services revenue as compared to software, hosting and support revenue. We expect professional services revenue to range between 20% and 25% of total revenue in future periods.

Cost of Revenue

	Three Months Ended March 31,
(Amounts in thousands)	2005	2006	Percent Change

Software, hosting and support	$2,064	$2,771	34%
Professional services	2,696	4,104	52
Total cost of revenue	$4,760	$6,875	44%

Software, hosting and support

For the quarter ended March 31, 2006, cost of software, hosting and support revenue increased $707,000, or 34%, over the comparable 2005 quarter mostly due to the additions of staff and capacity to our hosting data centers. Staff additions in our software, hosting and support organization increased salaries and related employee costs by $331,000 in the first quarter of 2006 over the first quarter of 2005. Stock-based compensation expense included in the cost of software, hosting and support was $38,000 and zero in the first quarter of 2006 and 2005, respectively. Additional hosting capacity increased equipment depreciation expenses and third-party hosting service costs by $172,000 in the first quarter of 2006 over the first quarter of 2005. Average employee count in our hosting and support organization was 59 in the first quarter of 2006 compared to 52 in the first quarter of 2005. As a percent of the associated revenue, cost of software, hosting and support declined slightly to 14% in the first quarter of 2006 from 15% in the first quarter of 2005, primarily due to efficiencies gained in our hosting operations.

Professional services

For the quarter ended March 31, 2006, professional services costs increased $1.4 million, or 52%, over the comparable 2005 quarter. The growth in absolute dollars in the first quarter of 2005 resulted primarily from staff additions, which increased salaries and related expenses by $920,000. Travel and living expenses increased by $279,000 in the first quarter of 2006 over the first quarter of 2005 mostly due to a training forum held in January 2006. Stock-based compensation expense in the cost of professional services was $97,000 in the first quarter of 2006 as compared to zero in the first quarter of 2005. Average employee count in our professional services group was 108 in the first quarter of 2006 compared to 77 in the first quarter of 2005. As a percent of the associated revenue, professional services costs were 77% in the 2006 quarter as compared to 60% in the 2005 quarter, mostly due to the 2006 reclassification noted above in the discussion under professional services revenue. We expect the cost of professional services to range between 65% and 75% of the associated revenue in the future.

Operating Expenses

	Three Months Ended March 31,
(Amounts in thousands)	2005	2006	Percent Change

Sales and marketing	$9,457	$13,726	45%
Research and development	2,161	3,130	45
General and administrative	1,410	2,056	46
Total operating expenses	$13,028	$18,912	45%

Sales and Marketing Expenses

For the quarter ended March 31, 2006, sales and marketing expense increased $4.3 million, or 45%, over the comparable 2005 quarter primarily due to the addition of sales representatives and increased sales incentive costs. Average employee count in our sales and marketing organization increased to 235 in the first quarter of 2006 from 188 in the first quarter of 2005. The employee growth added $1.5 million in salaries and related expenses, $309,000 in travel and living expenses, and $282,000 in recruiting and employee relations expenses. Stock-based compensation expense in our sales and marketing organization was $366,000 in the quarter ended March 31, 2006 as compared to zero in the quarter ended March 31, 2005. In addition, sales commissions increased $1.4 million in the quarter ended March 31, 2006 over the quarter ended March 31, 2005 due to growth in the value of new customer contracts invoiced. As a percent of total revenue, sales and marketing expenses increased to 56% in the first quarter of 2006 from 51% in the first quarter of 2005 mostly due to the current expense of sales incentives while the majority of revenue is deferred and recognized over the contractual periods.

Research and Development Expenses

For the quarter ended March 31, 2006, research and development expenses increased $969,000, or 45%, over the comparable 2005 quarter due to higher salaries and related costs of $753,000. Average employee count in our research and development organization grew to 112 employees in the first quarter of 2006 from 89 employees in the first quarter of 2005. Stock-based compensation expense in the first quarter of 2006 for the research and development group was $159,000 as compared to zero in the first quarter of 2005.

General and Administrative Expenses

For the quarter ended March 31, 2006, general and administrative expenses increased $646,000, or 46%, over the first quarter of 2005 due to employee growth and increased costs for Sarbanes-Oxley compliance. Average employees in our general and administrative organization were 52 in the first quarter of 2006 and 37 in the first quarter of 2005, which increased payroll and related costs by approximately $289,000. Sarbanes-Oxely compliance costs increased $115,000 in the 2006 quarter over the 2005 quarter primarily due to higher fees from our independent public accounting firm for the estimated costs of their attestation work on our 2006 internal control procedures. Stock-based compensation expense for the first quarter of 2006 in our general and administrative group was $123,000 as compared to zero in the first quarter of 2005.

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123(r), Share Based Payment, using the modified prospective method, on January 1, 2006. Under the modified prospective method, prior periods have not been restated to conform with the current period accounting treatment. Adoption of this accounting standard required the recognition of $783,000 of stock-based compensation expense in the first quarter of 2006, which has been recorded to each cost and expense category in our statement of operations. Amounts recorded to each cost and expense category have been noted in the above discussion. At March 31, 2006, we had approximately $10 million of deferred stock-based compensation expense that is expected to be recorded into earnings over a weighted-average period of 2.5 years. Total stock-based compensation expense for the year ended December 31, 2006 is anticipated to be approximately $5 million. This estimate is based on assumptions regarding our stock price, the number and timing of stock awards granted and forfeited, our stock price volatility, and employee exercise behaviors. Actual stock-based compensation expense could differ materially from our estimates.

Interest and Other Income (Expenses), Net

	Three Months Ended March 31,
(Amounts in thousands)	2005	2006

Interest income	$303	$674
Interest expense	—	(2)
Other income (expense)	(11)	—
Total interest and other income (expense)	$292	$672

Interest income of $674,000 in the quarter ended March 31, 2006 increased 122% over interest income of $303,000 in the quarter ended March 31, 2005 due to growth in the average yield-to-maturity in our investment portfolio, as well as growth in our cash and short-term investment balances. Investment yields have risen along with the periodic increases in the federal funds rate. Our investment portfolio consists primarily of investment-grade, short-term government and corporate debt instruments. Interest expense in the 2006 quarter resulted from a capitalized lease obligation. Other income (expense) consists of gains or losses on equipment disposals and realized foreign currency exchange gains or losses, which has not been material individually or in the aggregate for the periods presented.

Provision for Income Taxes

Our effective tax rate was 9% of the pre-tax loss in the three months ended March 31, 2006 as compared to 5% of pre-tax income in the quarter ended March 31, 2005. The effective tax rate is based on our expectations for the full year results, and is dependent on many factors, including actual tax deductions for stock-based compensation as compared to book deductions, the level of business conducted in state and foreign tax jurisdictions, management’s expectations of the realization of deferred tax assets and the associated valuation allowance, and other factors.

At March 31, 2006, we had $22.6 million of net deferred income tax assets that have been reserved in full by a valuation allowance. In the future, if available evidence indicates that it is more likely than not that we will be able to utilize some or all of our deferred tax assets, we will record an income tax benefit or a credit to additional paid-in capital in the amount of the asset recognized. At that time, we expect that our effective tax rate would increase to more closely approximate the U.S. federal statutory rate.

Liquidity and Capital Resources

Information regarding deferred revenue and cash provided by operating activities follows (in thousands):

	Quarter Ended
(Amounts in thousands)	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006

Deferred revenue	$52,810	$57,368	$63,752	$67,923	$80,906
Cash provided by operating activities	3,239	2,564	5,248	3,844	6,052

We have historically funded our operations with cash from operations, equity financings and debt borrowings. In August 2004 we completed our initial public offering of 6.4 million shares of common stock and received net proceeds of approximately $40 million. The offering proceeds are invested in short-term, interest-bearing securities.

At March 31, 2006, cash and cash equivalents, and short-term investments, totaled $69.5 million. In addition to our cash and short-term investments, other sources of liquidity at March 31, 2006 included a $3.0 million bank line of credit facility under which there have been no borrowings to date.

Operating activities provided $6.1 million of cash during the three months ended March 31, 2006, as compared to $3.2 million of cash from operations in the corresponding period of the prior year. The majority of our cash from operations in the first quarter of 2006 was from growth in deferred revenue and collections of accounts receivable. We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue. In periods of increasing sales, we would expect growth in accounts receivable and deferred revenue which, historically, has provided funding for operations. A change in our billing practice resulting in delayed payment terms could have a material adverse effect on cash provided from operations and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented 4% and 5% of current accounts and term receivables at March 31, 2006 and December 31, 2005, respectively. We regularly assess the adequacy of the allowance for uncollectible accounts. Actual customer collections could differ from our estimates and exceed the related loss allowance.

We do not expect to pay significant cash income taxes in 2006 primarily because of the availability of operating loss carryforwards that may be utilized to offset taxable income, if any, in 2006.

Investing activities used $4.9 million in cash during the three months ended March 31, 2006 due to net purchases of short-term investments and capital expenditures. Capital expenditures consist primarily of capacity additions to our hosting operations and are expected to range between $8 million and $9 million for the full year 2006.

Financing activities provided $0.4 million in the three months ended March 31, 2006 from the exercise of employee stock options.

We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the foreseeable future. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible acquisition of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

We did not incur any material new or increased contractual obligations or commitments during the quarter ended March 31, 2006.

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

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Net proceeds of our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our investment portfolio is investment-grade and diversified among issuers and types to reduce credit risk. The average maturity of our investment portfolio is less than 90 days and we expect to hold the investments until maturity. If market interest rates were to increase by 100 basis points from the level at March 31, 2006, the fair value of our investment portfolio would decline by approximately $141,000.

Item 4. Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

                A restated description of the risk factors associated with our business is set forth below.  This description includes any changes (whether or not material) to, and supercedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

                Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the Securities and Exchange Commission, including our reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on RightNow, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

                We may not be able to achieve, sustain or increase profitability in the future.

Prior to 2004, we incurred significant operating losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. We also incurred an operating loss of $440,000 in the first quarter of 2006. As of March 31, 2006, we had an accumulated deficit of approximately $33.7 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to maintain profitability. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

•               our policy of expensing sales commissions when earned, which is typically at the time of invoice, while the majority of our revenue is recognized ratably over future periods;

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

The market for on-demand application services is at an early stage of development, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand application services in general and for on-demand customer relationship management applications in particular. The willingness of companies to increase their use of any on-demand application services is in part dependent on the actual and perceived reliability of hosted solutions. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. While we have supported and continue to support traditional on-site deployment of our software applications, widespread market acceptance of our on-demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

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

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 578 at March 31, 2006 from 530 at December 31, 2005. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of March 31, 2006, approximately 87% of our clients were using our hosting services for deployment of our software applications. We provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California and New Jersey. We provide hosting services for our voice applications through a third-party hosting facility based in Georgia, using hardware owned and operated by the third party. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems located in our Montana headquarters (non-voice) and in New York (voice) have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 29% and 25% of our revenue for the quarters ended March 31, 2006 and 2005, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

Changes to financial accounting standards may affect our results of operations and financial condition.

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition and accounting for stock-based compensation, are complex and involve subjective judgments by management. Changes to generally accepted accounting principles, their interpretation, or changes in our products or business could significantly change our reported earnings and financial condition and could add significant volatility to those measures. For example, since our inception in 1997, we have used stock options as a fundamental component of our employee compensation programs. New accounting requirements that began January 1, 2006 make the use of stock-based compensation much more expensive and introduce additional volatility in our results of operations. See Note 5 to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in this report for additional information on recently enacted changes to generally accepted accounting principles.

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

At March 31, 2006, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 35% of our currently outstanding common stock and, together with our other officers and directors, beneficially owned approximately 51% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting alone or together with some of our other officers and directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

(c)                                  Not applicable.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Submission of Matters to a Vote of Security Holders.

None.

Item 5.          Other Information.

None.

Item 6.           Exhibits

Exhibits

The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1†	Amended and Restated Certificate of Incorporation of the Registrant.
Exhibit 3.2*	Amended and Restated Bylaws of the Registrant.
Exhibit 10.9**(1)	Form of Executive Officer Offer Letter and schedule of omitted material details thereto.
Exhibit 10.20(1)	Form of Incentive Stock Option Agreement.
Exhibit 10.21(1)	Form of Non-Incentive Stock Option Agreement.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†                  Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

*                 Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

**          Incorporated by reference to the exhibit of the same number from the Company’s registration statement on Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended, and to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2006.

(1)          Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2006

RightNow Technologies, Inc.
(Registrant)

By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)