Form 10-Q
period 2006-06-30
RIGHTNOW TECHNOLOGIES INC
filed 2006-08-09
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 31, 2006 was 32,286,812.

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2006

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	December 31, 2005	June 30, 2006
Assets
Cash and cash equivalents	$40,874	$30,546
Short-term investments	23,314	35,203
Accounts receivable	25,462	26,250
Term receivables, current	15,376	19,255
Allowance for doubtful accounts	(2,209)	(2,331)
Receivables, net	38,629	43,174
Prepaid & other current assets	1,993	2,514
Total current assets	104,810	111,437

Property and equipment, net	6,451	8,620
Term receivables, non-current	10,697	15,765
Intangible assets, net	1,487	9,592
Other	231	107
Total Assets	$123,676	$145,521

Liabilities and Stockholders’ Equity
Accounts payable	$2,308	$3,221
Commissions and bonuses payable	2,910	3,066
Other accrued liabilities	5,733	5,749
Current portion of long-term debt	30	35
Current portion of deferred revenue	48,673	56,222
Total current liabilities	59,654	68,293

Long-term debt, less current portion	117	123
Deferred revenue, net of current portion	19,250	31,012

Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	78,312	81,856
Accumulated other comprehensive loss	(401)	(312)
Accumulated deficit	(33,288)	(35,483)
Total stockholders’ equity	44,655	46,093
Total Liabilities and Stockholders’ Equity	$123,676	$145,521

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue:
Software, hosting and support	$16,864	$20,636	$30,738	$39,946
Professional services	4,214	6,272	8,682	11,593
Total revenue	21,078	26,908	39,420	51,539

Cost of revenue:
Software, hosting and support	2,276	3,159	4,340	5,930
Professional services	2,879	4,941	5,575	9,045
Total cost of revenue	5,155	8,100	9,915	14,975

Gross profit	15,923	18,808	29,505	36,564

Operating expenses:
Sales and marketing	10,557	14,852	20,014	28,578
Research and development	2,426	3,476	4,587	6,606
General and administrative	1,586	2,709	2,996	4,765
Total operating expenses	14,569	21,037	27,597	39,949

Income (loss) from operations	1,354	(2,229)	1,908	(3,385)

Interest and other income, net	331	768	623	1,440

Income (loss) before income taxes	1,685	(1,461)	2,531	(1,945)
Provision for income taxes	(126)	(294)	(171)	(250)
Net income (loss)	$1,559	$(1,755)	$2,360	$(2,195)

Net income (loss) per share:
Basic	$0.05	$(0.05)	$0.08	$(0.07)
Diluted	$0.05	$(0.05)	$0.07	$(0.07)

Shares used in the computation:
Basic	30,232	32,172	30,025	32,057
Diluted	33,367	32,172	33,477	32,057

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2006
Operating activities:
Net income (loss)	$2,360	$(2,195)
Non-cash adjustments:
Depreciation and amortization	1,570	2,442
Stock-based compensation	—	2,461
Provision (recoveries) for uncollectible accounts receivable	44	(241)
Deferred income taxes	124	—
Changes in operating accounts, net of business acquisitions:
Receivables	(8,268)	(8,412)
Prepaid expenses and other current assets	23	(159)
Accounts payable	778	744
Commissions and bonuses payable	(75)	35
Other accrued liabilities	579	(191)
Deferred revenue	8,760	18,325
Other	(92)	107
Cash provided by operating activities	5,803	12,916

Investing activities:
Net change in short-term investments	7,005	(11,889)
Acquisition of property and equipment	(2,148)	(3,910)
Business acquisitions, net of cash acquired	(1,012)	(8,731)
Other	—	(10)
Cash provided by (used in) investing activities	3,845	(24,540)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	1,805	999
Payments on long-term debt	—	(14)
Cash provided by financing activities	1,805	985

Effect of foreign exchange rates on cash and cash equivalents	(105)	311

Increase (decrease) in cash and cash equivalents	11,348	(10,328)

Cash and cash equivalents at beginning of period	18,944	40,874
Cash and cash equivalents at end of period	$30,292	$30,546

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)                     Business Description and Basis of Presentation

Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides customer experience management software solutions for companies of all sizes.   The Company’s on demand software is designed to go beyond traditional customer relationship management (“CRM”) solutions to support a business’ external customer-facing channels as well as sales, marketing and customer service operations.  Founded in 1995, RightNow is headquartered in Bozeman, Montana, with additional offices in Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; San Mateo, California; Princeton, New Jersey; Rochester, New York; London, England; Sydney, Australia; Munich, Germany; and Tokyo, Japan.  The Company operates in one segment, which is the customer experience management market.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited.  These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2006, and results of operations and cash flows for the six month periods ended June 30, 2005 and 2006.  The interim period results are not necessarily indicative of the results to be expected for the full year.

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

The Company’s customers are worldwide with approximately 70% to 75% of sales in the United States.  No individual customer accounted for more than 10% of the Company’s revenue in 2005 or the first six months of 2006.  No individual customer represented more than 10% of receivables at June 30, 2006.

As of December 31, 2005 and June 30, 2006, assets located outside the United States were 11% and 10%, respectively, of total assets.   The loss from operations outside of the United States totaled $3.5 million and $3.7 million for the six months ended June 30, 2005 and 2006, respectively.  Revenue by geographical region follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

United States	$16,652	$20,072	$30,408	$37,440
Europe	3,372	5,335	6,124	10,349
Asia Pacific	1,054	1,501	2,888	3,750
	$21,078	$26,908	$39,420	$51,539

 (3) Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Weighted average common shares outstanding for basic net income per share	30,232	32,172	30,025	32,057
Effect of dilutive securities:
Employee stock options	3,103	—	3,405	—
Warrants	32	—	47	—
Weighted average shares outstanding for dilutive net income per share	33,367	32,172	33,477	32,057

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Employee stock options	909	4,179	608	4,179

(4) Comprehensive Income (Loss)

Comprehensive income (loss) for the comparative periods was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Net income (loss)	$1,559	$(1,755)	$2,360	$(2,195)
Other comprehensive income (loss):
Foreign currency translation adjustment	157	80	185	74
Unrealized loss on short-term investments	15	1	(27)	15
Comprehensive income (loss)	$1,731	$(1,674)	$2,518	$(2,106)

(5)           Stock-Based Compensation

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the “plans”) provide for stock options to be granted to employees, consultants, independent contractors, officers and directors.  The plans have been approved by stockholders.  Except for director automatic grants, options are granted at the discretion of the Company’s board of directors, at an exercise price and term determined by the board.  However, exercise prices are not less than the fair market value at the date of grant, and the term of the options is not greater than ten years.  Options generally vest over a period of four years in eight equal increments.  The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase shares of common stock at a discount to the fair market value at the date of purchase.  Purchase periods under the ESPP are consecutive six-month periods ending on the last day in June and December each year.  Shares issued to satisfy stock option exercises and ESPP are newly issued.  At June 30, 2006, the Company had approximately 3.9 million shares available for future issuance under the plans and ESPP.

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

The Company previously accounted for its stock-based compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosures.  Under APB 25, no compensation expense was recorded in earnings for the Company’s stock-based awards.  The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in the footnotes to the consolidated financial statements in accordance with SFAS 123R.

The Company has elected to use the modified prospective transition method as permitted under SFAS 123R and therefore has not restated its financial results for prior periods.  Under this transition method, compensation cost recorded in the three and six month periods ended June 30, 2006 includes the cost for all stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123.  Compensation expense for all stock-based awards granted after December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized in the statement of operations for the three and six month periods ended June 30, 2006 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to the adoption of SFAS 123R, forfeitures were recorded as they occurred.

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense:
Cost of software, hosting and support	$55	$93
Cost of professional services	137	234
Sales and marketing	535	901
Research and development	233	392
General and administrative	718	841
Stock-based compensation expense before income taxes	1,678	2,461
Income tax provision (benefit)	—	—
Stock-based compensation expense, net of income taxes	$1,678	$2,461

No stock-based compensation expense was capitalized during the three or six month periods ended June 30, 2006.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated financial statements for the three month and six month periods ended June 30, 2006 (amounts in thousands, except per-share amounts):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As reported under SFAS 123R	If reported under APB 25	As reported under SFAS 123R	If reported under APB 25
Condensed consolidated statement of operations:
Loss from operations	$(2,229)	$(551)	$(3,385)	$(924)
Income (loss) before income taxes	(1,461)	217	(1,945)	516
Net income (loss)	(1,755)	(77)	(2,195)	266

Net income (loss) per share:
Basic	$(0.05)	$(0.00)	$(0.07)	$0.01
Diluted	(0.05)	(0.00)	(0.07)	0.01

Condensed consolidated statement of cash flows:
Cash provided by operating activities	$6,864	$6,864	$12,916	$12,916
Cash provided by financing activities	560	560	985	985

Unrecognized compensation expense of outstanding stock options at June 30, 2006 was approximately $11 million, which is expected to be recognized over a weighted average period of 2.7 years.

The following table illustrates the effect on reported net income and net income per share for the three and six month periods ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards (in thousands, except per-share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income as reported	$1,559	$2,360
Less stock-based compensation expense	(1,393)	(1,984)
Pro forma net income	$166	$376

Net income per share:
Basic
As reported	$0.05	$0.08
Pro forma	0.01	0.01
Diluted:
As reported	$0.05	$0.07
Diluted	0.01	0.01

The estimated weighted average fair value per share of stock options granted in the three months ended June 30, 2005 and 2006 was $6.17 and $7.69, respectively, and for the six month periods ended June 30, 2005 and 2006 was $7.03 and $8.55, respectively.  The estimated fair value of shares purchased under the ESPP for the six months ended June 30, 2005 was $5.79.  Assumptions used to obtain the estimated fair values were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Employee stock options
Weighted average risk free rate	3.8%	5.0%	3.9%	4.7%
Weighted average expected term	5.0 yrs	4.0 yrs	5.0 yrs	4.4 yrs
Weighted average volatility	75%	57%	75%	57%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Risk free rate	—	—	2.9%	—
Expected term	—	—	0.5 yrs	—
Volatility	—	—	74%	—
Dividend yield	—	—	0%	—

Key assumptions used to estimate the fair value of stock awards are as follows:

Risk Free Rate: The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at or near the time of grant for the expected term of the award.

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience of similar awards, giving consideration to the contractual term of the awards, vesting schedules and expectations of employee exercise behavior.

Volatility: The Company’s estimate of expected volatility is based on a combination of the Company’s historical volatility and peer-company volatilities.  The Company has a limited history of volatility, as well as limited traded options from which to derive implied volatility.  The Company believes the combination of its historical and peer-company volatilities is more representative of future stock price trends than its historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the six months ended June 30, 2006 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2005	3,007	3,898	$6.41
Annual reserve addition (1)	1,000	—	—
Granted	(771)	771	17.01
Exercised	—	(374)	2.38
Forfeited, expired, exchanged or canceled (2)	88	(116)	12.03
Balance at June 30, 2006	3,324	4,179	$8.57	$34,716	7.5

Vested or expected to vest at June 30, 2006		3,865	$8.20	$33,472	7.4

Exercisable at June 30, 2006		1,933	$5.16	$22,307	6.2

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

The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2006 was $16.9 million and $5.2 million, respectively.

From time to time the Company may grant options to purchase stock to consultants.  The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.  There were no stock options granted to non-employees for the six months ended June 30, 2005 or 2006.

(6)  Warranties and Indemnification

The Company’s on demand application service is typically warranted to perform in accordance with its user documentation.

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

(7)           Acquisition

On May 22, 2006, the Company acquired the outstanding common and preferred stock of Salesnet, Inc. (“Salesnet”), a provider of on demand sales force automation solutions, for $8.7 million in net cash paid at closing.  The acquisition is expected to accelerate the product development of the Company’s sales force automation product set, increase the Company’s domain expertise in sales automation, and add several hundred customers to the Company’s base.  The acquisition is being accounted for under the purchase method of accounting and, accordingly, the results of Salesnet are included in the condensed consolidated financial statements since the acquisition date.

The Company has allocated the purchase price to the Salesnet assets acquired and liabilities assumed at estimated fair values, after considering a number of factors, including the use of an independent appraisal.  The purchase price, and purchase price allocation are as follows (amounts in thousands):

Cash consideration	$9,015
Direct acquisition costs	182
Total purchase price	$9,197

Purchase price allocation:
Cash and cash equivalents	$466
Accounts receivable	399
Property and equipment	264
Other assets	216
Intangible assets	8,445
Accounts payable and accrued liabilities	(315)
Deferred revenue	(252)
Capitalized lease obligations	(26)
Total purchase price	$9,197

The purchase price and allocation are subject to revision; subsequent revisions, if any, are not expected to be material.  Potential revisions may arise from the finalization of direct acquisition costs and accrued liabilities. Net deferred tax assets arising from the acquisition are reserved in full by a valuation allowance.

The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$4,315
Customer relationships	3,250
Technology	740
Trade name and trademarks	140
Intangible assets	$8,445

The excess of the purchase price over the estimated fair value of the net assets acquired of $4.3 million has been recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but will be subject to periodic impairment testing in future periods.  The customer relationships and technology intangible assets will be amortized over a period of four years using the straight-line method.  The trade name and trademarks will be amortized over a period of three years using the straight-line method

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We released our initial version of RightNow Service in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing and RightNow Sales, which automate aspects of marketing campaigns and sales operations.  In May 2005, we purchased the assets of Convergent Voice, and added voice enabled-CRM capabilities to our product portfolio.  In May 2006, we purchased Salesnet, Inc., a provider of salesforce automation services.  To date, approximately 90% of our revenue has been generated by the RightNow Service suite.

During the three months ended June 30, 2006, we acquired 70 new customers and approximately 200 Salesnet customers, to bring our customer base to more than 1,700. Our products served more than 223 million customer interactions, or unique sessions hosted by our solutions.  Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities.  Approximately 86% of our clients have elected the hosted option as of June 30, 2006.  We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services. Our term license agreements are generally two years in length, but can range from six months to five years, and include our software and related upgrades, and hosting and support services over the term of the agreement. The majority of our revenue in each of our last three years and the six months ended June 30, 2006 was derived from two-year term license agreements, which are paid in full at the beginning of the license period.  We also offer term agreements that may be paid on a monthly or quarterly basis, which contain a minimum commitment period and include our software and related upgrades, hosting and support.  Perpetual licenses are typically sold with annual maintenance contracts that include upgrades, hosting and support.

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

Cost of Revenue and Operating Expenses

Cost of Revenue.    Cost of revenue consists primarily of salaries and related expenses (e.g. employee benefits and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for voice enabled CRM applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, payroll taxes and employee benefits, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category.   Beginning January 1, 2006, cost of revenue also includes stock-based compensation expense.

Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we were able to reduce hosting costs as a percentage of total revenue in 2003, 2004 and 2005.  In 2006, we are investing in a European hosting center and a voice hosting center which are expected to be in service in the quarter ending September 30, 2006.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We account for our sales arrangements in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.  The application of these rules requires judgment, including the identification of individual elements in multiple element arrangements, whether there is objective and reliable evidence of fair value up to and including vendor specific objective evidence (“VSOE”) of fair value for some or all elements.  Customers may receive certain elements upon delivery or over time.  For example, under our sales arrangements customers typically receive the software license up front, and receive hosting and support services continuously over the length of the agreement.  Under our term arrangements, revenues for the software, hosting and support elements are recognized ratably over the length of the agreement.  Under a perpetual license arrangement, VSOE of the hosting and support elements is based on the price charged at renewal when sold separately, and therefore the license element is recognized immediately into revenue upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term.

We acquired Salesnet, Inc. in May, 2006 and we account for its sales arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Under these arrangements, fees charged for software, hosting and support services are recognized ratably over the length of the agreement, and fees charged for professional services are recognized when delivered.  We believe the fees for professional services qualify for separate accounting because: a) the services have value to the customer on a stand-alone basis; b) objective and reliable evidence of fair value exists for these services; c) performance of the services is considered probable and does not involve unique customer acceptance criteria.

Changes to the elements in our sales arrangements, or our ability to establish VSOE or fair value for those elements, may result in a material change to the amount of revenue recorded in a given period.

Our standard payment terms are net 30, although payment within 90 days is considered normal.  We provide extended payment terms in certain circumstances.  In such cases, judgment is required in determining whether our fee is fixed and determinable and the appropriate timing of revenue recognition.

Changes to our practice of providing extended payment terms or providing concessions following a sale, may result in a material change to the amount of revenue recorded in a given period.

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

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Debt.  The new standard allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis.  Subsequent changes in the fair value of the instrument would be recognized in earnings.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not believe the adoption of SFAS 155 will have a material effect on our financial statements.

SFAS 156, Accounting for Servicing of Financial Asset, amends SFAS 140 to address the recognition and measurement of separately recognized servicing assets and liabilities and to simplify efforts to obtain hedge-like (offset) accounting.  SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued interim financial statements for that fiscal year.  We do not believe adoption of SFAS 156 will have a material effect on our financial statements.

In July 2006, the Financial Accounting Standard Board issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”).  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The Company is currently assessing the potential impact of FIN 48 on its consolidated financial position and results of operations.

In March 2006, the Emerging Issues Task Force issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).  The issue addresses how nondiscretionary amounts assessed by governmental authorities in connection with a transaction with a customer, such as sales, use, value added, and some excise taxes, should be presented in the financial statements.  The tentative conclusion is that the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision.  The Company’s policy is to present revenue on a net basis.

Results of Operations

The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue:
Software, hosting and support	80%	77%	78%	77%
Professional services	20	23	22	23
Total revenue	100	100	100	100

Cost of revenue:
Software, hosting and support	11	12	11	12
Professional services	14	18	14	17
Total cost of revenue	25	30	25	29

Gross profit	75	70	75	71

Operating expenses:
Sales and marketing	50	55	51	55
Research and development	12	13	12	13
General and administrative	7	10	7	9
Total operating expenses	69	78	70	78

Income (loss) from operations	6	(8)	5	(7)

Interest and other income (expense), net	2	3	2	3

Income (loss) before income taxes	8	(5)	7	(4)
Provision for income taxes	(1)	(1)	(1)	—
Net income	7%	(6)%	6%	(4)%

The following table sets forth our on demand customer interactions and percent of clients hosting and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Customer interactions (in millions)	176	223	342	504
Percentage of clients hosting	86%	86%	86%	86%

Revenue by type:
Recurring (term licenses, hosting and support)	51%	56%	54%	56%
Perpetual licenses	29	21	24	21
Professional services	20	23	22	23

Revenue by geography:
United States	79%	74%	77	73%
Europe	16	20	16	20
Asia Pacific	5	6	7	7

Overview of Current Period and Outlook

Revenue for the quarter ended June 30, 2006 of $26.9 million was 28% more than the second quarter of 2005, and represented our 34th consecutive quarter of top-line growth.  Revenue growth has been driven by new customer acquisitions, the release of new products, and customer purchases of additional capacity.  We signed 70 new customers during the quarter ended June 30, 2006 and, when combined with the Salesnet acquisition in May 2006, our total customer base now exceeds 1,700.  Deferred revenues of $87.2 million at June 30, 2006 are 52% more than one year earlier.  Beginning January 1, 2006 we adopted the provisions of the new accounting standard for stock-based compensation and recorded $1.7 million and $2.5 million of stock-based compensation expenses in the three month and six month periods ended June 30, 2006, respectively.

Cash provided by operating activities has grown more than 100% in the three month and six month periods ended June 30, 2006 over the similar periods of 2005.  Cash provided by operating activities was $6.9 million and $12.9 million in the three and six month periods ended June 30, 2006, respectively.

As of June 30, 2006, we had an accumulated deficit of $35.5 million.  This deficit resulted primarily from costs incurred in the development, sales and marketing of our products and for general and administrative purposes.  We intend to continue to invest in our sales and marketing activities, product development and business infrastructure.  During periods of investment and growth, because the majority of expenses are recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses.

Three Months and Six Months Ended June 30, 2005 and 2006

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2005	2006	Percent Change	2005	2006	Percent Change

Software, hosting and support	$16,864	$20,636	22%	$30,738	$39,946	30%
Professional services	4,214	6,272	49	8,682	11,593	34
Total revenue	$21,078	$26,908	28%	$39,420	$51,539	31%

Software, hosting and support

For the quarter ended June 30, 2006, software, hosting and support revenue increased $3.8 million, or 22%, over the second quarter of 2005.  Recurring software, hosting and support revenue in the 2006 quarter increased $4.3 million, or 40%, while perpetual software license revenue decreased $0.5 million, when compared to the second quarter of 2005.  The growth in recurring software, hosting and support revenue resulted primarily from a 17% increase in average number of customers combined with a 5% increase in average revenue per client.  We added 70 new clients during the quarter ended June 30, 2006 primarily due to additional focus on new client acquisition.  Average revenue per client has grown from additional usage capacity and upgrades and enhancements purchased by clients.  The Salesnet acquisition is expected to add approximately $2.5 to $3.0 million of software, hosting and support revenue in the year ending December 31, 2006.

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

Perpetual license fee revenue represented 21% of total revenue in the quarter ended June 30, 2006 compared to 29% in the quarter ended June 30, 2005.  The mix of perpetual license revenue affects our overall profitability in any given period since it is recorded into revenue in full upon delivery instead of being ratably recognized into revenue, as is the case with term licenses.  Perpetual license revenue has ranged between 18% and 29% of total revenue over the past eight quarters, but has been declining over the past five quarters.  We believe there are many factors that cause our perpetual license revenue to fluctuate as a percentage of total revenue, including client planning horizons, and client purchasing preferences and patterns.  We expect perpetual license revenue to continue to fluctuate in future periods.

Professional services

For the quarter ended June 30, 2006, professional services revenue increased $2.1 million, or 49%, over the second quarter of 2005.  Average professional services revenue per client increased 22% in the second quarter of 2006 compared to the second quarter of 2005, while average number of clients increased 17%.  The increase in average professional services revenue per client in the second quarter of 2006 resulted primarily from growth in the number of strategic consulting engagements performed in 2006 when compared to 2005.  Average professional services revenue per client in 2006 has been reduced because of a change in classification of certain tools from professional services revenue to software, hosting and support revenue.  These tools, consisting of connectors to other general-use software applications and customization tools, had been created by our professional services organization and included in professional services revenue in 2005.  Effective January 1, 2006, we transferred the ongoing development and support responsibilities for these tools to our product group, and accordingly, the associated revenue is classified as software, hosting and support revenue beginning in 2006.

The mix of professional services revenue to total revenue will also affect our operating results from period-to-period, due to the lower gross profit earned on professional services revenue as compared to software, hosting and support revenue.  We expect professional services revenue to range between 20% and 25% of total revenue in future periods.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2005	2006	Percent Change	2005	2006	Percent Change

Software, hosting and support	$2,276	$3,159	39%	$4,340	$5,930	37%
Professional services	2,879	4,941	72	5,575	9,045	62
Total cost of revenue	$5,155	$8,100	57%	$9,915	$14,975	51%

Software, hosting and support

For the quarter ended June 30, 2006, cost of software, hosting and support revenue increased $883,000, or 39%, over the comparable 2005 quarter due to capacity additions to our hosting centers, growth in the volume of customer interactions served, and staff additions.  Capital additions related to our new European and voice hosting centers, as well as normal hosting capacity additions, increased depreciation expense by $379,000 in the second quarter of 2006 over the second quarter of 2005.  This additional capacity, combined with 27% higher volume of customer interactions, increased third-party hosting fees, telecommunications expenses, and maintenance expenses by $188,000 in the second quarter of 2006 over the second quarter of 2005.  Staff additions in our software, hosting and support organization increased salaries and related employee costs by $186,000 in the second quarter of 2006 over the second quarter of 2005.  Stock-based compensation expense included in the cost of software, hosting and support was $55,000 and zero in the second quarter of 2006 and 2005, respectively.  Average employee count in our hosting and support organization was 65 in the second quarter of 2006 compared to 58 in the second quarter of 2005.  As a percent of the associated revenue, cost of software, hosting and support increased slightly to 15% in the second quarter of 2006 from 14% in the second quarter of 2005.

Professional services

For the quarter ended June 30, 2006, professional services costs increased $2.1 million, or 49%, over the comparable 2005 quarter.  The growth in absolute dollars in the second quarter of 2006 resulted primarily from staff additions, which increased salaries and related expenses by $1.1 million.  Growth in the number of strategic consulting engagements increased contract services by $440,000 and increased travel and living expenses by $339,000 in the second quarter of 2006 over the second quarter of 2005.   Stock-based compensation expense in the cost of professional services was $137,000 in the second quarter of 2006 as compared to zero in the second quarter of 2005.  Average employee count in our professional services group was 122 in the second quarter of 2006 compared to 88 in the second quarter of 2005.  As a percent of the associated revenue, professional services costs were 79% in the 2006 quarter as compared to 68% in the 2005 quarter, due to the increased number of strategic consulting engagements, the 2006 reclassification noted above in the discussion under professional services revenue, and the addition of stock-based compensation charges beginning in 2006.  We expect the cost of professional services to range between 68% and 78% of the associated revenue in the future.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2005	2006	Percent Change	2005	2006	Percent Change

Sales and marketing	$10,557	$14,852	41%	$20,014	$28,578	43%
Research and development	2,426	3,476	43	4,587	6,606	44
General and administrative	1,586	2,709	71	2,996	4,765	59
Total operating expenses	$14,569	$21,037	44%	$27,597	$39,949	45%

Sales and Marketing Expenses

For the quarter ended June 30, 2006, sales and marketing expense increased $4.3 million, or 41%, over the comparable 2005 quarter due to the addition of sales representatives, increased advertising expenditures, and increased sales incentive costs.  Average employee count in our sales and marketing organization increased to 255 in the second quarter of 2006 from 200 in the second quarter of 2005.  The employee growth added $1.7 million in salaries and related expenses, $552,000 in travel and living expenses, and $134,000 in recruiting and employee relations expenses.  Stock-based compensation expense in our sales and marketing organization was $535,000 in the quarter ended June 30, 2006 as compared to zero in the quarter ended June 30, 2005.  Advertising costs increased $571,000 in the June 2006 quarter over the June 2005 quarter due to a new corporate positioning strategy in 2006.  In addition, sales commissions increased $553,000 in the quarter ended June 30, 2006 over the quarter ended June 30, 2005 due to growth in the value of new customer contracts invoiced.  As a percent of total revenue, sales and marketing expenses increased to 55% in the second quarter of 2006 from 50% in the second quarter of 2005.

Research and Development Expenses

For the quarter ended June 30, 2006, research and development expenses increased $1.1 million, or 43%, over the comparable 2005 quarter due to higher salaries and related costs of $814,000, and stock-based compensation expense of $233,000.  Average employee count in our research and development organization grew to 121 employees in the second quarter of 2006 from 94 employees in the second quarter of 2005.

General and Administrative Expenses

For the quarter ended June 30, 2006, general and administrative expenses increased $1.1 million, or 71%, over the second quarter of 2005 primarily due to the inclusion of stock-based compensation of $718,000 in the current quarter.  Stock-based compensation in the second quarter of 2006 includes the expense of annual stock option grants to our independent directors on our board of directors, which vest immediately upon grant.  In addition, employee growth in our general and administrative group increased salaries and related expenses by $284,000 in the second quarter of 2006 over the second quarter of 2005.  Average employees in our general and administrative organization were 57 in the second quarter of 2006 and 40 in the second quarter of 2005.

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, using the modified prospective method, on January 1, 2006.  Under the modified prospective method, prior periods have not been restated to conform to the current period accounting treatment.  Adoption of this accounting standard required the recognition of $1.7 million and $2.5 million of stock-based compensation expense in the three month and six month periods ended June 30, 2006, respectively.  Amounts recorded to each cost and expense category have been noted in the above discussion.  At June 30, 2006, we had approximately $11 million of deferred stock-based compensation expense that is expected to be recorded into earnings over a weighted-average period of 2.7 years.  Total stock-based compensation expense for the year ended December 31, 2006 is anticipated to be approximately $5.3 million.  This estimate is based on assumptions regarding our stock price, the number and timing of stock awards granted and forfeited, our stock price volatility, and employee exercise behaviors.  Actual stock-based compensation expense could differ materially from our estimates.

Interest and Other Income (Expenses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2005	2006	2005	2006

Interest income	$342	$723	$645	$1,397
Interest expense	—	(6)	—	(8)
Other income (expense)	(11)	51	(22)	51
Total other income (expense)	$331	$768	$623	$1,440

Interest income of $723,000 in the quarter ended June 30, 2006 increased 111% over interest income of $342,000 in the quarter ended June 30, 2005 due to growth in the average yield-to-maturity in our investment portfolio, as well as growth in our cash and short-term investment balances.  Investment yields have risen along with the periodic increases in the federal funds rate.  Our investment portfolio consists primarily of investment-grade, short-term government and corporate debt instruments.  Interest expense in the 2006 periods resulted from certain capitalized lease obligations.  Other income (expense) consists of gains or losses on equipment disposals and realized foreign currency exchange gains or losses.

Provision for Income Taxes

The provision for income taxes in the three month and six month periods ended June 30, 2006 is based on our expectations for the full year results, and consists primarily of federal alternative minimum taxes.  Our income tax provision is dependent on many factors, including actual tax deductions for stock-based compensation as compared to book deductions, the level of business conducted in state and foreign tax jurisdictions, management’s expectations of the realization of deferred tax assets and the associated valuation allowance, and other factors.

At June 30, 2006, we had $27 million of net deferred income tax assets that have been reserved in full by a valuation allowance.  Net deferred tax assets arising from the Salesnet acquisition are reserved in full by a valuation allowance. No amounts of goodwill are expected to be deductible for tax purposes. In the future, if available evidence indicates that it is more likely than not that we will be able to utilize some or all of our deferred tax assets, we will record an income tax benefit, a credit to additional paid-in capital, or a credit to goodwill or other intangible assets of Salesnet, in the amount of the asset recognized.  At that time, we expect that our effective tax rate would increase to more closely approximate the U.S. federal statutory rate.

Liquidity and Capital Resources

Information regarding deferred revenue and cash provided by operating activities follows (in thousands):

	Quarter Ended
(Amounts in thousands)	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006

Deferred revenue	$57,368	$63,752	$67,923	$80,906	$87,234
Cash provided by operating activities	2,564	5,248	3,844	6,052	6,864

We have historically funded our operations with cash from operations, equity financings and debt borrowings.  In August 2004 we completed our initial public offering of 6.4 million shares of common stock and received net proceeds of approximately $40 million.  Since that time we have utilized approximately $10 million of the net offering proceeds for business acquisitions.  Remaining proceeds are invested in short-term, investment-grade, interest-bearing securities.

At June 30, 2006, cash and cash equivalents, and short-term investments, totaled $65.7 million.   In addition to our cash and short-term investments, other sources of liquidity at June 30, 2006 included a $3.0 million bank line of credit facility, under which there have been no borrowings to date.

Operating activities provided $6.9 million of cash during the three months ended June 30, 2006, as compared to $2.6 million of cash from operations in the corresponding period of the prior year.  The majority of our cash from operations in the second quarter of 2006 was from growth in deferred revenue and collections of accounts receivable.  We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue.  In periods of increasing sales, we would expect growth in accounts receivable and deferred revenue which, historically, has provided funding for operations.  Any change in our billing practice resulting in delayed payment terms could have a material adverse effect on cash provided from operations and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented 5% of current accounts and term receivables at June 30, 2006 and December 31, 2005.  We regularly assess the adequacy of the allowance for uncollectible accounts.  Actual customer collections could differ from our estimates and exceed the related loss allowance.

We expect to pay approximately $500,000 in cash income taxes in 2006, consisting of U.S. federal alternative minimum taxes and foreign tax withholdings.

Investing activities used $19.6 million in cash during the three months ended June 30, 2006, which consisted of $8.7 million for the acquisition of Salesnet, Inc. in May 2006, $8.1 million for the net purchase of short-term investments during the quarter, and $2.8 million for capital additions.  Capital expenditures consist primarily of capacity additions to our hosting operations and are expected to be approximately $9 million for the full year 2006.

Financing activities provided $0.6 million in the three months ended June 30, 2006 from employee purchases of Company stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

As part of the acquisition of Salesnet, Inc. during the quarter ended June 30, 2006, we incurred contractual obligations pertaining to operating and capital leases of approximately $175,000 per year through the year 2010.

There have been no other significant changes to our contractual obligations since December 31, 2005.

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

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates.  Net proceeds of our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk.   Our investment portfolio is investment-grade and diversified among issuers and types to reduce credit risk.  The average maturity of our investment portfolio is less than 90 days and we expect to hold the investments until maturity.  If market interest rates were to increase by 100 basis points from the level at June 30, 2006, the fair value of our investment portfolio would decline by approximately $150,000.

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

Item 1A.  Risk Factors

A restated description of the risk factors associated with our business is set forth below.  This description includes any and all changes (whether or not material) to, and supercedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Prior to 2004, we incurred significant operating losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. We have incurred an operating loss of $2.2 million in the first half of 2006.  As of June 30, 2006, we had an accumulated deficit of approximately $35.5 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

Approximately 85% to 90% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we have introduced sales, marketing, and voice-enabled applications to expand our solution offerings. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.

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

•                  new companies entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others; and

•                  voice system integrators and voice-enabled IVR technology providers, such as Edify, Unveil Technologies, Apptera, Voxify, TuVox, Microsoft, IBM, and Intervoice.

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

In addition, many of our current and potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential clients, alliance partners or other third parties, or may combine and consolidate to become more formidable competitors with better resources.  For example, in January 2006, Oracle Corporation completed its acquisition of Siebel Systems, Inc.  We also expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the on-demand CRM market with competing products as the on demand CRM market develops and matures. For example, Microsoft recently announced its intention to offer on-demand CRM applications to the small business market.  It is possible that these new competitors could rapidly acquire significant market share.

The market for our on demand application services is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for on demand application services is at an early stage of development, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on demand application services in general and for on demand customer relationship management applications in particular. The willingness of companies to increase their use of any on demand application services is in part dependent on the actual and perceived reliability of hosted solutions.  In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on demand application services. While we have supported and continue to support traditional on site deployment of our software applications, widespread market acceptance of our on demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

•                  on demand security capabilities and reliability;

•                  concerns with entrusting a third party to store and manage critical customer data;

•                  our ability to meet the needs of broader segments of the CRM market or other on demand markets;

•                  the level of customization we offer;

•                  our ability to continue to achieve and maintain high levels of client satisfaction;

•                  concerns with purchasing critical CRM solutions from a company with a history of operating losses; and

•                  the price, performance and availability of competing products and services.

If businesses do not perceive the benefits of on demand solutions in general, or our on demand solutions in particular, then the market for these solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.

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

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 649 at June 30, 2006 from 530 at December 31, 2005. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of June 30, 2006, approximately 86% of our clients were using our hosting services for deployment of our software applications. We provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Massachusetts and New Jersey. We provide hosting services for our voice applications through a third-party hosting facility based in Georgia, using hardware owned and operated by the third party. We are in process of opening new hosting facilities in the United Kingdom and Georgia.  We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems located in our Montana headquarters (non-voice) and in New York (voice) have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 26% and 21% of our revenue for the quarters ended June 30, 2006 and 2005, respectively. We intend to continue to pursue and expand our international business activities.

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

If we fail to respond effectively to rapidly changing technology and evolving industry standards, particularly in the on demand CRM industry, our solutions may become less competitive or obsolete.

The CRM industry is characterized by rapid technological advances, changes in client requirements, frequent new product and service introductions and enhancements, changes in protocols and evolving industry standards. Our hosted business model and the on demand CRM market are relatively new and may evolve even more rapidly than the rest of the CRM market. Competing products and services based on new technologies or new industry standards may perform better or cost less than our solutions and could render our solutions less competitive or obsolete. In addition, because our solutions are designed to operate on a variety of network hardware and software platforms using a standard Internet web browser, we will need to continuously modify and enhance our solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies and to integrate with our clients’ systems as they change and evolve. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. If we are unable to successfully develop and market new and enhanced solutions that respond in a timely manner to changing technology and evolving industry standards, and if we are unable to satisfy the diverse and evolving technology needs of our clients, our business, financial condition and results of operations will suffer.

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

In order to expand our addressable market, we may decide to acquire additional businesses, products and technologies. In May 2006, we acquired Salesnet, Inc., our second acquisition since becoming a public company.   Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

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

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition and accounting for stock-based compensation, are complex and involve subjective judgments by management.  Changes to generally accepted accounting principles, their interpretation, or changes in our products or business could significantly change our reported earnings and financial condition and could add significant volatility to those measures.  For example, since our inception in 1997, we have used stock options as a fundamental component of our employee compensation programs.  New accounting requirements that began January 1, 2006 make the use of stock-based compensation much more expensive and introduce additional volatility in our results of operations.  See Note 5 to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in this report for additional information on recently enacted changes to generally accepted accounting principles.

Volatility in the price of our common stock may adversely affect our ability to predict the fair value of our stock awards and the resulting stock-based compensation expense.

The fair value of stock awards under SFAS 123R is estimated using several factors, including the underlying price of the stock option, which is not known until the date of grant, and Company assumptions of expected stock price volatility, the expected term of the award, and other factors.  These factors can cause significant variations in the estimated fair value of the awards, and therefore cause significant fluctuations in our operating results.  For example, our stock price has ranged between $13.90 and $20.00 per share in the first six months of 2006.  Using the same assumptions for expected term, volatility, and risk-free rate, the fair value of an option granted at the low end of the price range would have been $7.52 per share, and would have been $10.82 per share if granted at the high end of the range.  The volatility in the market value of our stock could cause us to incur significantly higher or lower stock-based compensation expense in future periods.  The trading price of our common stock depends in part on our ability to accurately forecast our results, and if we were to miss our forecasts, we may lose credibility with investors and research analysts, which in turn could cause the price of our common stock to decline.

The required adoption of SFAS 123R makes stock options a less attractive form of employee compensation, and our use of alternative forms of employee compensation in response to SFAS 123R could adversely affect our ability to attract and retain personnel.

We have historically used stock options as a key component of our employee compensation because we believe it aligns employees’ interests with our stockholders’ interest, encourages employee retention, and provides a competitive component of our overall compensation program.  Due to the required adoption of SFAS 123R, and the recording of stock option expense on our operating statements, we may determine that it is in our best interest to reduce the number or size of our stock-based awards, or change the type of awards granted.  In doing so, we may not be able to attract, retain and motivate our employees.

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

At June 30, 2006, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 33% of our currently outstanding common stock and, together with our other officers and directors, beneficially owned approximately 49% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting alone or together with some of our other officers and directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

In May 2005, we spent $1 million of the offering proceeds for the acquisition of the assets of Convergent Voice.  In May 2006, we spent approximately $8.7 million of the offering proceeds to acquire Salesnet, Inc.  We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.  Pending these uses, the net proceeds from the offering are invested in short-term, interest-bearing, investment-grade securities.

 (c)          Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2006 annual meeting of stockholders was held May 31, 2006.  The following proposals were adopted as follows:

1.               To elect two directors to serve for a three-year term ending at the 2009 annual meeting of stockholders or until their successors are duly elected and qualified or until their earlier resignation or removal:

	For	Withheld
Richard E. Allen	28,292,125	410,415
Margaret L. Taylor	28,266,150	436,390

2.               To ratify the appointment of KPMG LLP as our independent registered public accounting firm for 2006:

For	28,678,456
Against	14,902
Abstain	9,182

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

Dated:  August 9, 2006

RightNow Technologies, Inc.

(Registrant)

By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)