Form 10-Q
period 2006-09-30
RIGHTNOW TECHNOLOGIES INC
filed 2006-11-09
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 31, 2006 was 32,432,455.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2006

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2005	September 30, 2006
Assets
Cash and cash equivalents	$40,874	$38,114
Short-term investments	23,314	36,906
Accounts receivable	25,462	25,347
Term receivables, current	15,376	22,587
Allowance for doubtful accounts	(2,209)	(3,225)
Receivables, net	38,629	44,709
Prepaid and other current assets	1,993	2,874
Total current assets	104,810	122,603

Property and equipment, net	6,451	8,470
Term receivables, non-current	10,697	22,193
Intangible assets, net	1,487	9,187
Other	231	115
Total Assets	$123,676	$162,568

Liabilities and Stockholders’ Equity
Accounts payable	$2,308	$2,420
Commissions and bonuses payable	2,910	4,001
Other accrued liabilities	5,733	6,171
Current portion of long-term debt	30	35
Current portion of deferred revenue	48,673	59,218
Total current liabilities	59,654	71,845

Long-term debt, less current portion	117	113
Deferred revenue, less current portion	19,250	43,402

Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	78,312	83,428
Accumulated other comprehensive loss	(401)	(250)
Accumulated deficit	(33,288)	(36,002)
Total stockholders’ equity	44,655	47,208
Total Liabilities and Stockholders’ Equity	$123,676	$162,568

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Software, hosting and support	$18,005	$23,754	$48,743	$63,700
Professional services	5,149	6,334	13,831	17,927
Total revenue	23,154	30,088	62,574	81,627

Cost of revenue:
Software, hosting and support	2,253	3,667	6,593	9,597
Professional services	3,026	4,969	8,601	14,014
Total cost of revenue	5,279	8,636	15,194	23,611

Gross profit	17,875	21,452	47,380	58,016

Operating expenses:
Sales and marketing	11,248	16,535	31,262	45,113
Research and development	2,937	3,740	7,524	10,346
General and administrative	1,627	2,333	4,623	7,098
Total operating expenses	15,812	22,608	43,409	62,557

Income (loss) from operations	2,063	(1,156)	3,971	(4,541)

Interest and other income, net	440	740	1,063	2,180

Income (loss) before income taxes	2,503	(416)	5,034	(2,361)
Provision for income taxes	(160)	(103)	(331)	(353)
Net income (loss)	$2,343	$(519)	$4,703	$(2,714)

Net income (loss) per share:
Basic	$0.08	$(0.02)	$0.16	$(0.08)
Diluted	$0.07	$(0.02)	$0.14	$(0.08)

Shares used in the computation:
Basic	30,802	32,316	30,287	32,144
Diluted	33,667	32,316	33,541	32,144

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2006
Operating activities:
Net income (loss)	$4,703	$(2,714)
Non-cash adjustments:
Depreciation and amortization	2,462	3,998
Stock-based compensation	—	3,575
Provision for uncollectible accounts receivable	260	51
Changes in operating accounts, net of business acquisitions:
Receivables	(14,340)	(16,529)
Prepaid expenses and other current assets	(586)	(384)
Accounts payable	405	(64)
Commissions and bonuses payable	732	967
Other accrued liabilities	2,023	244
Deferred revenue	15,283	33,509
Other	109	99
Cash provided by operating activities	11,051	22,752

Investing activities:
Net change in short-term investments	10,303	(13,527)
Acquisition of property and equipment	(3,272)	(4,930)
Business acquisitions, net of cash acquired	(1,035)	(8,731)
Other	8	(10)
Cash provided by (used in) investing activities	6,004	(27,198)

Financing activities:
Proceeds from long-term debt	162	—
Proceeds from issuance of common stock under employee benefit plans	3,572	1,362
Payments on long-term debt	(8)	(23)
Cash provided by financing activities	3,726	1,339

Effect of foreign exchange rates on cash and cash equivalents	(131)	347

Increase (decrease) in cash and cash equivalents	20,650	(2,760)

Cash and cash equivalents at beginning of period	18,944	40,874
Cash and cash equivalents at end of period	$39,594	$38,114

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2006, and results of operations and cash flows for the nine month periods ended September 30, 2005 and 2006.  The interim period results are not necessarily indicative of the results to be expected for the full year.

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

The Company’s customers are worldwide with approximately 70% to 80% of revenue in the United States.  A third-party reseller represented approximately 12% of revenue in the three months ended September 30, 2006, and represented approximately 13% of accounts receivable at September 30, 2006.  One individual customer represented approximately 14% or revenue for the three months ended September 30, 2005.  No individual customer accounted for more than 10% of the Company’s revenue in the nine months ended September 30, 2005 or 2006.

As of December 31, 2005 and September 30, 2006, assets located outside the United States were 11% and 9%, respectively, of total assets.   The loss from operations outside of the United States totaled $5.3 million and $6.7 million for the nine months ended September 30, 2005 and 2006, respectively.  Revenue by geographical region follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

United States	$17,291	$23,847	$47,699	$61,287
Europe	3,752	4,732	9,876	15,081
Asia Pacific	2,111	1,509	4,999	5,259
	$23,154	$30,088	$62,574	$81,627

(3) Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Weighted average common shares outstanding for basic net income per share	30,802	32,316	30,287	32,144
Effect of dilutive securities:
Employee stock options	2,840	—	3,214	—
Warrants	25	—	40	—
Weighted average shares outstanding for dilutive net income per share	33,667	32,316	33,541	32,144

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Employee stock options	537	4,156	550	4,156

(4) Comprehensive Income (Loss)

Comprehensive income (loss) for the comparative periods was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Net income (loss)	$2,343	$(519)	$4,703	$(2,714)
Other comprehensive income (loss):
Foreign currency translation adjustment	39	13	226	87
Unrealized gain (loss) on short-term investments	(27)	49	(54)	64
Comprehensive income (loss)	$2,355	$(457)	$4,875	$(2,563)

(5)           Stock-Based Compensation

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the “equity plans”) provide for stock options to be granted to employees, consultants, independent contractors, officers and directors.  The equity plans have been approved by stockholders.  Except for automatic grants to directors, options are granted at the discretion of the Company’s board of directors, at an exercise price and term determined by the board.  However, exercise prices are not less than the fair market value at the date of grant, and the term of the options is not greater than ten years.  Options generally vest over a period of four years in eight equal increments.  The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase shares of common stock at a discount to the fair market value at the date of purchase.  Purchase periods under the ESPP are consecutive six-month periods ending on the last day in June and December each year.  Shares issued to satisfy stock option exercises and ESPP are newly issued.  At September 30, 2006, the Company had approximately 3.8 million shares available for future issuance under the equity plans and ESPP.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123R”), for its stock-based compensation plans.  Under SFAS 123R, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards.  The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award.  The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award.

The Company previously accounted for its stock-based compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosures.  Under APB 25, no compensation expense was recorded in earnings for the Company’s stock-based awards.  The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in the footnotes to the consolidated financial statements in accordance with SFAS 123.

The Company has elected to use the modified prospective transition method as permitted under SFAS 123R and therefore has not restated its financial results for prior periods.  Under this transition method, compensation cost recorded in the three and nine month periods ended September 30, 2006 includes the cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123.  Compensation expense for all stock-based awards granted after December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized in the statement of operations for the three and nine month periods ended September 30, 2006 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended Sep 30, 2006	Nine Months Ended Sep 30, 2006
Stock-based compensation expense:
Cost of software, hosting and support	$52	$145
Cost of professional services	124	358
Sales and marketing	529	1,430
Research and development	230	622
General and administrative	179	1,020
Stock-based compensation expense before income taxes	1,114	3,575
Income tax provision (benefit)	—	—
Stock-based compensation expense, net of income taxes	$1,114	$3,575

No stock-based compensation expense was capitalized during the three or nine months ended September 30, 2006.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated financial statements for the three and nine months ended September 30, 2006 (amounts in thousands, except per-share amounts):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As reported under SFAS 123R	If reported under APB 25	As reported under SFAS 123R	If reported under APB 25
Condensed consolidated statement of operations:
Income (loss) from operations	$(1,156)	$(42)	$(4,541)	$(966)
Income (loss) before income taxes	(416)	698	(2,361)	1,214
Net income (loss)	(519)	595	(2,714)	861

Net income (loss) per share:
Basic	$(0.02)	$0.02	$(0.08)	$0.03
Diluted	(0.02)	0.02	(0.08)	0.03

Condensed consolidated statement of cash flows:
Cash provided by operating activities	$9,836	$9,836	$22,752	$22,752
Cash provided by financing activities	354	354	1,339	1,339

Unrecognized compensation expense of outstanding stock options at September 30, 2006 was approximately $11 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table illustrates the effect on reported net income and net income per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards (in thousands, except per-share data):

	Three Months Ended Sep 30, 2005	Nine Months Ended Sep 30, 2005

Net income as reported	$2,343	$4,703
Less stock-based compensation expense	(544)	(2,528)
Pro forma net income	$1,799	$2,175

Net income per share:
Basic:
As reported	$0.08	$0.16
Pro forma	0.06	0.07
Diluted:
As reported	$0.07	$0.14
Diluted	0.05	0.07

The estimated weighted-average fair value per share of stock options granted in the three months ended September 30, 2005 and 2006 was $6.93 and $7.86, respectively, and for the nine months ended September 30, 2005 and 2006 was $7.02 and $8.43, respectively.  The estimated fair value of shares purchased under the ESPP for the six months ended June 30, 2005 was $5.79.  For the purchase periods ending June 30, 2006 and December 31, 2005, terms of the plan were deemed noncompensatory under SFAS 123R. Assumptions used to obtain the estimated fair values were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Employee stock options
Weighted average risk free rate	4.2%	4.9%	3.9%	4.8%
Weighted average expected term	5.0 yrs	4.4 yrs	5.0 yrs	4.4 yrs
Weighted average volatility	70%	55%	74%	57%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Risk free rate	—	—	2.9%	—
Expected term	—	—	0.5 yrs	—
Volatility	—	—	74%	—
Dividend yield	—	—	0%	—

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

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the nine months ended September 30, 2006 was as follows (option shares in thousands):

	Shares available for grant	Shares underlying outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2005	3,007	3,898	$6.41
Annual reserve addition (1)	1,000	—	—
Granted	(934)	934	16.81
Exercised	—	(508)	2.47
Forfeited, expired, exchanged or canceled (2)	135	(168)	11.69
Balance at September 30, 2006	3,208	4,156	$9.02	$28,914	7.5

Vested or expected to vest at September 30, 2006		3,865	$8.66	$28,160	7.2

Exercisable at September 30, 2006		2,010	$5.57	$20,411	6.2

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

The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2006 was $27.2 million and $6.9 million, respectively.

From time to time the Company may grant stock options to consultants.  The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.  There were no stock options granted to non-employees for the nine months ended September 30, 2005 or 2006.

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

(7)           Acquisition

On May 22, 2006, the Company acquired the outstanding common and preferred stock of Salesnet, Inc. (“Salesnet”), a provider of on demand sales force automation solutions, for $8.7 million in net cash paid at closing.  The acquisition is expected to accelerate the product development of the Company’s sales force automation product set, and increase the Company’s domain expertise in sales automation.  The acquisition is being accounted for under the purchase method of accounting and, accordingly, the results of Salesnet are included in the condensed consolidated financial statements since the acquisition date.

The Company has allocated the purchase price to the Salesnet assets acquired and liabilities assumed at estimated fair values, after considering a number of factors, including the use of an independent appraisal.  The purchase price and purchase price allocation are as follows (amounts in thousands):

Cash consideration	$9,015
Direct acquisition costs	182
Total purchase price	$9,197

Purchase price allocation:
Cash and cash equivalents	$466
Accounts receivable	407
Property and equipment	264
Other assets	208
Intangible assets	8,452
Accounts payable and accrued liabilities	(322)
Deferred revenue	(252)
Capitalized lease obligations	(26)
Total purchase price	$9,197

The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$4,322
Customer relationships	3,250
Technology	740
Trade name and trademarks	140
Intangible assets	$8,452

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

We released our initial version of RightNow Service in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, e-mail, chat, telephone and proactive outbound e-mail communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing and RightNow Sales, which automate aspects of marketing campaigns and sales operations.  In May 2005, we purchased the assets of Convergent Voice, and added voice enabled-CRM capabilities to our product portfolio.  In May 2006, we purchased Salesnet, Inc., a provider of salesforce automation services.  To date, approximately 80% to 90% of our revenue has been generated by the RightNow Service suite.

During the nine months ended September 30, 2006, we signed 250 new customers and added approximately 200 customers through our acquisition of Salesnet, Inc., to bring our customer base to approximately 1,800. Our products served more than 765 million customer interactions, or unique sessions hosted by our solutions.  Our solutions, whether sold pursuant to term or perpetual licenses, are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities.  Approximately 89% of our clients have elected the hosted option as of September 30, 2006.  We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is comprised of fees for term and perpetual licenses of our software, fees for hosting and support related to our licenses, and fees for professional services. Our term license agreements are generally two years in length, but can range from six months to five years, and include our software and related upgrades, and hosting and support services over the term of the agreement. The majority of our revenue in each of our last three years and the nine months ended September 30, 2006 was derived from two-year term license agreements, which are paid in full at the beginning of the license period.  We also offer term agreements that may be paid on a monthly or quarterly basis, which contain a minimum commitment period and include our software and related upgrades, hosting and support.  Perpetual licenses are typically sold with annual maintenance contracts that include upgrades, hosting and support.

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

Beginning in January 2007, we intend to replace our term license arrangements with subscription service arrangements (“subscriptions”), to better align our terms of sale with industry standard and increase market penetration.  We believe that revenue recognition for subscriptions will not be materially different from our current term license arrangements.  We also intend to continue to sell perpetual licenses in the same manner as our current practice.

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

Cost of Revenue and Operating Expenses

Cost of Revenue.    Cost of revenue consists primarily of salaries and related expenses (such as employee benefits and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for voice enabled CRM applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, payroll taxes and employee benefits, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category.   Beginning January 1, 2006, cost of revenue also includes stock-based compensation expense.

Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we were able to reduce hosting costs as a percentage of total revenue in 2003, 2004 and 2005.  In 2006, we have added a European hosting center which was in service in the quarter ended September 30, 2006.

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

Beginning in January 2007, we expect to replace our term license sales arrangements with subscription service arrangements (“subscriptions”).  We expect to adopt a policy of recognizing contract acquisition costs, such as sales commissions, in proportion to the revenue recognized under the subscription agreements instead of recognizing the entire contract acquisition expense when earned.  The ratable recognition of contract acquisition expenses for subscription agreements is expected to decrease sales and marketing expenses as a percentage of revenue beginning in 2007.

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

We acquired Salesnet, Inc. in May, 2006 and we account for its sales arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Under these arrangements, fees charged for access to the software, hosting services, and support services are recognized ratably over the length of the agreement, and fees charged for professional services are recognized when delivered.  We believe the fees for professional services qualify for separate accounting because: a) the services have value to the customer on a stand-alone basis; b) objective and reliable evidence of fair value exists for these services; c) performance of the services is considered probable and does not involve unique customer acceptance criteria.

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

SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements.  This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  We do not believe adoption of SFAS 157 will have a material effect on our financial statements.

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88,, 106 and 132(R), requires an employer to recognize in its statement of financial position the overfunded our underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.  Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.  SFAS 158 is effective for public entities for fiscal years ending after December 15, 2006.  We do not believe the adoption of SFAS 158 will have a material effect on our financial statements.

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

The Securities and Exchange Commission recently issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements.  The bulletin requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements, and allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings.  Such an adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006.  The bulletin does not change the SEC staff’s previous guidance on evaluating the materiality of errors.  The Company believes the adoption of the guidance will not have a material effect on its financial condition.

Results of Operations

The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Software, hosting and support	78%	79%	78%	78%
Professional services	22	21	22	22
Total revenue	100	100	100	100

Cost of revenue:
Software, hosting and support	10	12	10	12
Professional services	13	17	14	17
Total cost of revenue	23	29	24	29

Gross profit	77	71	76	71

Operating expenses:
Sales and marketing	48	55	51	55
Research and development	13	12	12	13
General and administrative	7	8	7	9
Total operating expenses	68	75	70	77

Income (loss) from operations	9	(4)	6	(6)

Interest and other income (expense), net	2	2	2	3

Income (loss) before income taxes	11	(2)	8	(3)
Provision for income taxes	(1)	—	(1)	—
Net income (loss)	10%	(2)%	7%	(3)%

The following table sets forth our on demand customer interactions and percent of clients hosting and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Customer interactions (in millions)	188	261	530	765
Percentage of clients hosting	87%	89%	87%	89%

Revenue by type:
Recurring (term licenses, hosting and support)	51%	56%	53%	56%
Perpetual licenses	27	23	25	22
Professional services	22	21	22	22

Revenue by geography:
United States	75%	79%	76	76%
Europe	16	16	16	18
Asia Pacific	9	5	8	6

Overview of Current Period and Outlook

Revenue for the quarter ended September 30, 2006 of $30.1 million was 30% more than the third quarter of 2005, and represented our 35th consecutive quarter of top-line growth.  Revenue growth has been driven by new customer acquisitions, the release of new products – including new products obtained through business acquisitions - and customer purchases of additional capacity.  We signed 83 new customers during the quarter ended September 30, 2006 and, when combined with the customers acquired through the Salesnet acquisition in May 2006, our total customer base is approximately 1,800.  Deferred revenues of $102.6 million at September 30, 2006 are 61% more than one year earlier.  Beginning January 1, 2006 we adopted the provisions of the new accounting standard for stock-based compensation and recorded $1.1 million and $3.6 million of stock-based compensation expenses in the three month and nine month periods ended September 30, 2006, respectively.

Cash provided by operating activities was $9.8 million and $22.8 million in the three and nine month periods ended September 30, 2006, respectively.

As of September 30, 2006, we had an accumulated deficit of $36 million.  This deficit resulted primarily from costs incurred in the development, sales and marketing of our products and for general and administrative purposes.  We intend to continue to invest in our sales and marketing activities, product development and business infrastructure.  During periods of investment and growth, because the majority of expenses are presently recorded as incurred and the majority of revenue is deferred, we anticipate that any growth in revenue will be largely offset by an increase in cost of revenue and operating expenses.

Beginning in 2007, we expect to change our customer contracts from term license arrangements to subscription services arrangements (“subscriptions”).  This change in the manner in which we sell our products is anticipated to better align our terms of sale with industry standard, and assist us in increasing our market penetration.  We believe that revenue recognition under subscriptions will not be materially different than that under our current term license arrangements.  As part of this change in the manner in which we sell our products, we expect to initially adopt an accounting policy to recognize customer contract acquisition costs, such as sales commissions, in proportion to the subscription revenue recognized as opposed to recognizing as incurred.  As such, beginning in 2007 we expect sales and marketing expenses to decrease as a percentage of revenue.

Three Months and Nine Months Ended September 30, 2005 and 2006

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2005	2006	Percent Change	2005	2006	Percent Change

Software, hosting and support	$18,005	$23,754	32%	$48,743	$63,700	31%
Professional services	5,149	6,334	23	13,831	17,927	30
Total revenue	$23,154	$30,088	30%	$62,574	$81,627	30%

Software, hosting and support

For the quarter ended September 30, 2006, software, hosting and support revenue increased $5.7 million, or 32%, over the third quarter of 2005.  Recurring software, hosting and support revenue in the 2006 quarter increased $5.0 million, or 43%, while perpetual software license revenue increased $0.7 million, when compared to the third quarter of 2005.  The growth in recurring software, hosting and support revenue resulted primarily from a 29% increase in average number of customers combined with a 2% increase in average revenue per client.  We added 83 new clients during the quarter ended September 30, 2006 primarily due to focus on new client acquisition, and added approximately 200 customers in May 2006 through our acquisition of Salesnet, Inc.  Average revenue per client has grown from additional usage

capacity and upgrades and enhancements purchased by clients.    For the nine months ended September 30, 2006, software, hosting and support revenue increased 31% over the comparable 2005 period.

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

Perpetual license fee revenue decreased to 23% of total revenue in the quarter ended September 30, 2006 from 27% of total revenue in the quarter ended September 30, 2005, and decreased to 22% of total revenue in the nine months ended September 30, 2006 from 25% in the nine months ended September 30, 2005.  The mix of perpetual license revenue affects our overall profitability in any given period since it is recorded into revenue in full upon delivery instead of being ratably recognized into revenue, as is the case with term licenses.  Perpetual license revenue has ranged between 18% and 29% of total revenue over the past eight quarters.  We believe there are many factors that cause our perpetual license revenue to fluctuate as a percentage of total revenue, including client planning horizons, and client purchasing preferences and patterns. However, we have seen an overall downward trend in the amount of perpetual license revenue in recent periods and we expect perpetual license revenue will continue to decline as a percentage of revenue in future periods.

Professional services

For the quarter ended September 30, 2006, professional services revenue increased $1.2 million, or 23%, over the third quarter of 2005.  Average professional services revenue per client decreased slightly in the third quarter of 2006 compared to the third quarter of 2005, while average number of clients increased 29%.  Average professional services revenue per client in 2006 has been reduced because of a change in classification of certain tools from professional services revenue to software, hosting and support revenue.  These tools, consisting of connectors to other general-use software applications and customization tools, had been created by our professional services organization and included in professional services revenue in 2005.  Effective January 1, 2006, we transferred the ongoing development and support responsibilities for these tools to our product group, and accordingly, the associated revenue is classified as software, hosting and support revenue beginning in 2006.   Professional services revenue for the nine months ended September 30, 2006 has increased 30% over the comparable 2005 period due to a 6% increase in average revenue per client and a 23% increase in average number of clients.

The mix of professional services revenue to total revenue will also affect our operating results from period-to-period, due to the lower gross profit earned on professional services revenue as compared to software, hosting and support revenue.  We expect professional services revenue to range between 20% and 25% of total revenue in future periods.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2005	2006	Percent Change	2005	2006	Percent Change

Software, hosting and support	$2,253	$3,667	63%	$6,593	$9,597	46%
Professional services	3,026	4,969	64	8,601	14,014	63

Total cost of revenue	$5,279	$8,636	64%	$15,194	$23,611	55%

Software, hosting and support

For the quarter ended September 30, 2006, cost of software, hosting and support revenue increased $1.4 million, or 63%, over the comparable 2005 quarter due to staff additions, capacity additions to our hosting centers, and growth in the volume of customer interactions served.  Staff additions in our software, hosting and support organization increased salaries and related employee costs by $422,000 in the third quarter of 2006 over the third quarter of 2005.  Stock-based compensation expense included in the cost of software, hosting and support was $52,000 and zero in the third quarter of 2006 and 2005, respectively.  Average employee count in our hosting and support organization was 74 in the third quarter of 2006 compared to 60 in the third quarter of 2005.  Capital additions related to our new European hosting center, as well as normal hosting capacity additions, increased depreciation expense by $378,000 in the third quarter of 2006 over the third quarter of 2005.  This additional capacity, combined with 39% higher volume of customer interactions, increased third-party hosting fees, telecommunications expenses, and maintenance expenses by $448,000 in the third quarter of 2006 over the third quarter of 2005.  As a percent of the associated revenue, cost of software, hosting and support increased to 15% in the three and nine months ended September 30, 2006 from 13% in the three and nine months ended September 30, 2005.

Professional services

For the quarter ended September 30, 2006, professional services costs increased $1.9 million, or 64%, over the comparable 2005 quarter.  The growth in absolute dollars in the third quarter of 2006 resulted primarily from staff additions, which increased salaries and related expenses by $1.2 million and increased travel and living expenses by $144,000 in the third quarter of 2006 over the third quarter of 2005.  Growth in the number of large consulting engagements increased contract services by $313,000 in the third quarter of 2006 over the third quarter of 2005.   Stock-based compensation expense in the cost of professional services was $124,000 in the third quarter of 2006 as compared to zero in the third quarter of 2005.  Average employee count in our professional services group was 131 in the third quarter of 2006 compared to 89 in the third quarter of 2005.  As a percent of the associated revenue, professional services costs were 78% and 76% in the three and nine months ended September 30, 2006, respectively, as compared to 59% and 62% in the three and nine months ended September 30, 2005, respectively, due to the increased number of large consulting engagements, the 2006 reclassification noted above in the discussion under professional services revenue, and the addition of stock-based compensation charges beginning in 2006.  We expect the cost of professional services to range between 75% and 80% of the associated revenue in the future.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2005	2006	Percent Change	2005	2006	Percent Change

Sales and marketing	$11,248	$16,535	47%	$31,262	$45,113	44%
Research and development	2,937	3,740	27	7,524	10,346	38
General and administrative	1,627	2,333	43	4,623	7,098	54

Total operating expenses	$15,812	$22,608	43%	$43,409	$62,557	44%

Sales and Marketing Expenses

For the quarter ended September 30, 2006, sales and marketing expense increased $5.3 million, or 47%, over the comparable 2005 quarter due to the addition of sales representatives, increased advertising expenditures, and increased sales incentive costs.  Average employee count in our sales and marketing organization increased to 261 in the third quarter of 2006 from 197 in the third quarter of 2005.  Employee growth added $1.8 million in salaries and related expenses, and added $416,000 in travel and living expenses.  Stock-based compensation expense in our sales and marketing organization was $529,000 in the quarter ended September 30, 2006 as compared to zero in the quarter ended September 30, 2005.  Advertising costs increased $911,000 in the September 2006 quarter over the September 2005 quarter due to increased expenditures on visibility and awareness programs.  Sales incentive increased $1.3 million in the quarter ended September 30, 2006 over the quarter ended September 30, 2005 due to growth in the value of new customer contracts invoiced.  As a percent of total revenue, sales and marketing expenses increased to 55%  in the three and nine months ended September 30, 2006, respectively, from 48% and 51% in the three and nine months ended September 30, 2005, respectively.

Research and Development Expenses

For the quarter ended September 30, 2006, research and development expenses increased $803,000, or 27%, over the comparable 2005 quarter due to higher salaries and related costs of $658,000, and stock-based compensation expense of $230,000.  Average employee count in our research and development organization grew to 134 employees in the third quarter of 2006 from 106 employees in the third quarter of 2005.  Research and development expenses have remained approximately constant at 12% to 13% of revenue for the three and nine months ended September 30, 2005 and 2006.

General and Administrative Expenses

For the quarter ended September 30, 2006, general and administrative expenses increased $706,000, or 43%, over the third quarter of 2005 primarily due to staff additions.  Average employee count in our general and administrative organization was 62 in the third quarter of 2006 as compared to 42 in the third quarter of 2005, which increased salaries and related expenses by $390,000.  The 2006 quarter also includes $179,000 of stock-based compensation as compared to zero in the prior year.  General and administrative expenses have ranged between 7% and 9% of revenue for the three and nine months ended September 30, 2005 and 2006.

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, using the modified prospective method, on January 1, 2006.  Under the modified prospective method, prior periods have not been restated to conform to the current period accounting treatment.  Adoption of this accounting standard required the recognition of $1.1 million and $3.6 million of stock-based compensation expense in the three month and nine month periods ended September 30, 2006, respectively.  Amounts recorded to each cost and expense category have been noted in the above discussion.  At September 30, 2006, we had approximately $11 million of deferred stock-based compensation expense that is expected to be recorded into earnings over a weighted-average period of 2.7 years.  Total stock-based compensation expense for the year ended December 31, 2006 is anticipated to be approximately $4.9 million.  This estimate is based on assumptions regarding our stock price, the number and timing of stock awards granted and forfeited, our stock price volatility, and employee exercise behaviors.  Actual stock-based compensation expense could differ materially from our estimates.

Interest and Other Income (Expenses), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2005	2006	2005	2006

Interest income	$437	$776	$1,082	$2,170
Interest expense	(3)	(3)	(3)	(8)
Other income (expense)	6	(33)	(16)	18
Total other income (expense)	$440	$740	$1,063	$2,180

Interest income increased 178% and 200% in the three and nine months ended September 30, 2006 over the comparable 2005 periods due to growth in the average yield-to-maturity in our investment portfolio, as well as growth in our cash and short-term investment balances.  Investment yields have risen along with the periodic increases in the federal funds rate.  Our investment portfolio consists primarily of short-term, investment-grade government and corporate debt instruments.  Interest expense in the 2006 periods resulted from certain capitalized lease obligations.  Other income (expense) consists of gains or losses on equipment disposals and realized foreign currency exchange gains or losses.

Provision for Income Taxes

The provision for income taxes in the three month and nine month periods ended September 30, 2006 is based on our expectations for the full year results, and consists primarily of federal alternative minimum taxes.  Our income tax provision is dependent on many factors, including actual tax deductions for stock-based compensation as compared to book deductions, the level of business conducted in state and foreign tax jurisdictions, management’s expectations of the realization of deferred tax assets and the associated valuation allowance, and other factors.

At September 30, 2006, we had $35 million of net deferred income tax assets that have been reserved in full by a valuation allowance.  In the future, if available evidence indicates that it is more likely than not that we will be able to utilize some or all of our deferred tax assets, we will record an income tax benefit, a credit to additional paid-in capital, or a credit to goodwill or other intangible assets of Salesnet, in the amount of the asset recognized.  At that time, we expect that our effective tax rate would increase to more closely approximate the U.S. federal statutory rate.

Liquidity and Capital Resources

Information regarding deferred revenue and cash provided by operating activities follows (in thousands):

	Quarter Ended
(Amounts in thousands)	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006

Deferred revenue	$63,752	$67,923	$80,906	$87,234	$102,620
Cash provided by operating activities	5,248	3,844	6,052	6,864	9,836

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

At September 30, 2006, cash and cash equivalents, and short-term investments, totaled $75 million.   In addition to our cash and short-term investments, other sources of liquidity at September 30, 2006 included a $3.0 million bank line of credit facility, under which there have been no borrowings to date.

Operating activities provided $9.8 million of cash during the three months ended September 30, 2006, as compared to $5.2 million of cash from operations in the corresponding period of the prior year.  The majority of our cash from operations in the third quarter of 2006 was from growth in deferred revenue, net of growth in accounts receivable.  We typically bill customers on net 30-day terms at the beginning of the license period, which is reflected in accounts receivable and deferred revenue.  In periods of increasing sales, we would expect growth in accounts receivable and deferred revenue which, historically, has provided funding for operations.  Any change in our billing practice resulting in delayed payment terms could have a material adverse effect on cash provided from operations and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented 7% and 5% of current accounts and term receivables at September 30, 2006 and December 31, 2005, respectively.  We regularly assess the adequacy of the allowance for uncollectible accounts.  Actual customer collections could differ from our estimates and exceed the related loss allowance.

We expect to pay approximately $500,000 in cash income taxes in 2006, consisting of U.S. federal alternative minimum taxes and foreign tax withholdings.

Investing activities used $2.6 million in cash during the three months ended September 30, 2006, which consisted of $1.0 million in capital additions and $1.6 million for the net purchase of short-term investments.  In May 2006, we spent approximately $8.7 million for the acquisition of Salesnet, Inc.  Capital expenditures consist primarily of capacity additions to our hosting operations and are expected to be approximately $8.0 to $8.5 million for the full year 2006.

Financing activities provided $1.3 million in the nine months ended September 30, 2006 from employee purchases of Company stock under employee benefit plans.

We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for the next twelve months.   Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible acquisition of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products.  To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings.  Additional equity or debt financing may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

As part of the acquisition of Salesnet, Inc., during the quarter ended June 30, 2006, we incurred contractual obligations pertaining to operating and capital leases of approximately $175,000 per year through the year 2010.  During the quarter ended September 30, 2006, we entered into a five year operating lease for a hosting center in the United Kingdom, with annual payments of approximately $300,000. During the quarter ended September 30, 2006, we signed agreements to reserve meeting and hotel rooms for the Company’s 2007 and 2008 North American User’s Conference.  The agreements contain cancellation penalties that are based on a sliding scale leading up to the conference dates.  The maximum penalty is $1.5 million should cancellation occur.

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

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates.  Net proceeds of our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk.   Our investment portfolio is investment-grade and diversified among issuers and types to reduce credit risk.  The average maturity of our investment portfolio is less than 90 days and we expect to hold the investments until maturity.  If market interest rates were to increase by 100 basis points from the level at September 30, 2006, the fair value of our investment portfolio would decline by approximately $140,000.

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

Prior to 2004, we incurred significant operating losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. We have incurred an operating loss of $2.7 million in the first nine months of 2006.  As of September 30, 2006, we had an accumulated deficit of approximately $36 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

•                  our present policy of expensing sales commissions when earned, which is typically at the time of invoice, while the majority of our revenue is recognized ratably over future periods;

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

Approximately 80% to 90% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we have introduced sales, marketing, and voice-enabled applications to expand our solution offerings. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.

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

•                  customer acceptance of our subscription sales arrangements beginning in 2007; and

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

The majority of our solutions are sold pursuant to term license agreements that are subject to renewal every two years or less and our clients have no obligation to renew their licenses. Because our clients may elect not to renew, we may not be able to consistently and accurately predict future renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, their acceptance of our intended change from a term license agreement to a subscription service agreement beginning in 2007, or the availability and pricing of competing products. If large numbers of existing clients do not renew their licenses, or renew their licenses on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new licenses generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 654 at September 30, 2006 from 530 at December 31, 2005. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of September 30, 2006, approximately 89% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Massachusetts, New Jersey and London, England. In the United Kingdom, our voice applications are hosted by a third party who also owns and operates the hardware on which our applications reside.  We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 21% and 25% of our revenue for the quarters ended September 30, 2006 and 2005, respectively. We intend to continue to pursue and expand our international business activities.

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

The fair value of stock awards under SFAS 123R is estimated using several factors, including the underlying price of the stock option, which is not known until the date of grant, and Company assumptions of expected stock price volatility, the expected term of the award, and other factors.  These factors can cause significant variations in the estimated fair value of the awards, and therefore cause significant fluctuations in our operating results.  For example, our stock price has ranged between $11.84 and $20.00 per share in the first nine months of 2006.  Using the same assumptions for expected term, volatility, and risk-free rate, the fair value of an option granted at the low end of the price range would have been $6.26 per share, and would have been $10.57 per share if granted at the high end of the range.  The volatility in the market value of our stock could cause us to incur significantly higher or lower stock-based compensation expense in future periods.  The trading price of our common stock depends in part on our ability to accurately forecast our results, and if we were to miss our forecasts, we may lose credibility with investors and research analysts, which in turn could cause the price of our common stock to decline.

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

At September 30, 2006, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 31% of our currently outstanding common stock and, together with our other officers and directors, beneficially owned approximately 48% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting alone or together with some of our other officers and directors, will be able to control all matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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
**

Incorporated by reference to the exhibit of the same number from the Company’s registration statement on Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended, and to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2006, and to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.

(1)	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 9, 2006

RightNow Technologies, Inc.

(Registrant)

By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)