Form 10-K
period 2006-12-31
RIGHTNOW TECHNOLOGIES INC
filed 2007-03-14
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(406) 522-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $0.001	THE NASDAQ STOCK MARKET LLC

Securities registered pursuant to Section 12(g) of the Act:
NONE

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $284,276,656, based on the closing sales price of the registrant’s common stock on that date as reported by the Nasdaq Global Market. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 21, 2007 was 32,884,260.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

RightNow Technologies, Inc.

Annual Report on Form 10-K

For The Fiscal Year Ended December 31, 2006

CAUTIONARY STATEMENT

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, and management’s future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, risks associated with changing our business model; our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the rate at which our present and future customers adopt our existing and future products and services; our ability to expand operations; possible fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in our operating results from the impact of stock-based compensation expense; interruptions or delays in our hosting operations; breaches of our security measures; our ability to expand, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors”, in Item 1A of this report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Part I

Item 1.                        Business

OVERVIEW

RightNow Technologies (“we”, “us”, “our”, the “Company” or “RighNow”) provides industry-leading software solutions that help companies improve customer experiences while reducing operating costs. In today’s hyper-competitive business environment, providing superior customer experiences is the single most powerful way for companies to drive sustainable differentiation. RightNow’s customer-focused technology enables organizations to deliver consistent customer experiences by connecting the right information to every interaction channel. Additionally, our on demand delivery approach, or software-as-a-service (“SaaS”), results in lower costs of ownership, reduced complexity, and quick results. Our value-added services, including business process optimization and lifetime product tune-ups, improve our customers’ efficiency, increase user adoption and enable a maximum return on investment. RightNow’s 1,800 clients worldwide include British Airways, British Telecom, Cisco Systems, Continental Tire North America, John Deere, Nikon and the Social Security Administration.

RightNow was incorporated in Montana in September 1995 and reincorporated in Delaware in August 2000. Our principal executive offices are located at 40 Enterprise Boulevard, Bozeman, Montana 59718-9300, and our telephone number is (406) 522-4200. We have regional field offices in Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; San Mateo, California; Princeton, New Jersey; New York, New York; Rochester, New York; and Washington, D.C. We also have subsidiary offices in London, England; Munich, Germany; Sydney, Australia; and Tokyo, Japan. Our internet address is http://www.rightnow.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on the Nasdaq Global Market under the symbol RNOW. The inclusion of our internet address in the report does not include or incorporate by reference into this report any information contained on, or accessible through, our website.

PRODUCTS AND SERVICES

Our solutions are based upon a single application platform designed to be easy to implement, use and maintain, and to support improving the customer experience across multiple customer interaction points. Our solutions integrate with traditional enterprise and/or back office applications, and are available in 20 languages. RightNow Service, RightNow Marketing, RightNow Sales, RightNow Feedback and RightNow Voice each have custom analytics and reporting capabilities.

RightNow Service™

First released in 1997, RightNow Service is the flagship offering in our portfolio of customer relationship management (“CRM”) solutions and generates approximately 80% to 90% of our revenue. Built upon a self-learning knowledge foundation, RightNow Service provides an integrated multi-channel customer service that captures customer interactions across traditional and online channels. Our knowledge foundation automatically learns from each customer interaction to deliver relevant content, thereby improving the customer experience.

Features of RightNow Service

Seamless multi-channel contact center—blends traditional and online channels so customer service agents have a single view of the customer across all channels and can provide consistent information through phone, email, web, and chat.

Web and voice self-service—enables customers to access the information they need 24/7 on the web and over the phone, and also reduces contact center workloads.

Patented self-learning knowledge base—dynamically captures and presents complete, relevant and up-to-date information to customers, contact center staff, outsourcers and other business partners

Email response management—leverages knowledge base content to speed response times and provides customers with accurate answers; also detects potential customer issues for immediate attention and resolution.

Custom analytics and reporting—pre-built reports and a custom reporting engine enable real-time performance tracking. Reports can be automatically scheduled to run on specific timetables, to head off service and product issues with exception-based notification.

Integration with enterprise resource planning, return merchandise authorization, and other back-office systems—provides access to operational systems so agents can resolve customer issues without leaving the RightNow desktop.

RightNow Marketing™

RightNow Marketing is designed to deliver the functionality needed to manage multi-channel, multi-stage campaigns. RightNow Marketing automates standard campaign activities, optimizes resources and leverages the information captured in sales and service interactions. In addition, with RightNow Marketing, customer service organizations can preempt service inquiries by proactively targeting customers with relevant, personalized communications.

Features of RightNow Marketing

Multi-stage, multi-channel campaign management—users can design, execute and manage campaigns from one central location

Lead-generating email marketing—enables the creation of personalized email marketing campaigns to boost lead generation, increase conversion rates and improve the relevancy of marketing communications.

Event-triggered messages—automates the delivery of personalized messages triggered from any type of customer action—from a website request to an in-store retail purchase.

Comprehensive response and lead routing—tracks all aspects of campaign performance and provides automated lead routing based on geography, product or other attributes.

Effective list management and deliverability—provides appropriate opt-in/opt-out controls, manages deletion of obsolete addresses, and maintains compliance with relevant industry standards.

Custom analytics and reporting—real-time, pre-built and customizable reports provided out-of-the-box track and measure the success of marketing campaigns.

RightNow Sales™

RightNow Sales is designed to simplify the sales process so that sales organizations can more easily manage accounts, track leads, organize contacts and create selling opportunities. Traditional sales processes such as contact management, forecasting, quote generation and opportunity status are fully integrated, saving sales representatives’ time and shortening sales cycles. RightNow Sales improves the accuracy of sales forecasting and reporting with real-time visibility into sales pipeline data.

In 2006, RightNow acquired Salesnet, Inc., a leading sales automation vendor. The technology and domain expertise gained through this acquisition are expected to accelerate and expand capabilities within the RightNow offering.

Features of RightNow Sales

Opportunity and pipeline management—allows the user to see the entire sales pipeline and individual opportunity details on one screen.

Contact, account and task management—users can enter, update and track all relevant contact and deal information in one place.

Lead management—optimizes lead flow across marketing and sales organizations.

Forecasting—opportunity level forecasting provides visibility into performance of sales representatives across pipelines and committed revenue.

Custom analytics and reporting—provides analysis of the total forecast overview with details by region, sales representative and opportunity, and provides for the creation of custom reports to support unique business processes.

Microsoft Outlook integration—is fully integrated within the RightNow product suite for increased productivity. Users may view and use Outlook within RightNow and synchronize data between applications.

Automatic contract, quote and proposal generation—provides accurate, customer-ready contracts, quotes and proposals.

Territory and quota management—fully customizable quota-setting and real-time performance monitoring tools track staff and management performance.

Sales methodology implementation—replicates and enforces conformance to proven methodologies.

RightNow Feedback™

RightNow Feedback is designed to enable organizations to capture and measure customer feedback across all touch-points in real time and take immediate action on that feedback. Companies can also use packaged templates to gather, monitor and act on customer satisfaction and service issues or collect insights from their own employees.

Features of RightNow Feedback

Multiple feedback capture techniques—captures input from customers via email, phone or the web.

Collaborative survey design—allows teams to create and test surveys with various response types and question branching.

Audience management—enables survey audience segmentation and analysis of outbound communications to ensure relevant surveying of customers.

Customer record integration—feedback responses are captured in customer records so that all employees interacting with customers are informed of preferences and potential issues.

Robust reporting and analysis—graphical reporting and dashboard functionality allow the tracking and measurement of customer satisfaction and loyalty.

RightNow Voice™

RightNow Voice provides voice automation options for interacting with customers and prospects. Customers can use self-service options to access information, and, if needed, calls are automatically routed to appropriate staff for quick resolution.

Features of RightNow Voice

Dynamic voice routing—provides relevant content to callers and directs calls—along with customer-specific information—to the appropriate department.

Voice self-service—enables customers to find answers over the phone 24 hours a day without contacting the call center staff.

Web click-to-callback—allows customers visiting a company’s web site to request a call when they need additional assistance completing a transaction or making a purchase decision.

Inbound and outbound survey tools—enables polling of customers to monitor satisfaction levels, gauge interest in new products or services and gain other market intelligence.

RightNow Analytics™

RightNow Analytics provides visibility into customer behavior across service, sales, marketing and feedback touch points, enabling organizations to capture, synthesize, distribute and manage customer intelligence.

Features of RightNow Analytics

Service analytics—measures the post-sales service experience, enabling organizations to track customer behaviors, identify and act on potential issues and determine how to optimize resource allocation.

Sales analytics—provides visibility into the sales pipeline for accurate forecasts and historical trending tools to pinpoint effective sales tactics for replication.

Marketing analytics—enables evaluation of historical marketing data for visibility into effective campaigns and offers.

Feedback analytics—consolidate, evaluate and distribute customer feedback to track and measure the effect of customer interactions.

Professional Services

Our Professional Services organization combines project management with technical and business-focused consulting services to our clients. Using proven methods and customer-centric best practices, our Professional Services group is experienced in implementing RightNow products across many industries, drawing on in-depth knowledge and practical expertise gained from thousands of deployments. Professional services helps customers determine strategic business objectives, align business processes and define success metrics as well as helping with rapid system configuration and deployment while adjusting business solutions to ensure full user adoption. We also provide tune-up services to our clients, auditing their solution against our library of best practices.

Sales and Marketing

RightNow products and services are sold predominantly through our direct sales organization and to a lesser extent, through indirect channels. The sales team is organized around prospect company size and vertical industry, calling on potential new clients as well as focusing on managing existing client relationships and further penetrating those relationships.

Pilot Program

A prospective client may deploy our full solution suite to a test group or its entire customer base to ensure that RightNow solutions meet its needs, prior to committing to any license fees. A pilot program typically lasts 30 to 60 days. The prospective client’s objectives are quantified and results measured during the period. As a result of this program, we believe we have experienced shorter sales cycles, higher closure rates and larger deal sizes.

In 2006 we continued to grow our indirect channel revenue and broaden our global partner program. On December 31, 2006, we had 76 partners in our Global Partner Program, including 13 Sales Solution Partners (gained through the Salesnet acquisition) who resell RightNow sales solutions to small and mid market accounts. We have continued to develop and grow our Service Provider Partner channel through strategic relationships with large customer care outsourcers such as Convergys, West Corporation, TelePerformance, Precision Response Corporation, ICT Group, Harte-Hanks, and Lockheed Martin. These partners deliver increased value to clients through RightNow-enabled outsourced services. In addition, we continue to develop business alliance and referral partner relationships with independent software companies, systems integrators, and contact center infrastructure providers, including Comergent, and UCN, to create additional opportunities for our direct sales team and enhanced capabilities for our customers. We have entered into technology alliance partnerships with Informatica and Cast Iron to enhance our enterprise systems integration capabilities.

In those international markets where we do not have a direct selling presence, we rely on system integrators and resellers to sell our solutions. This strategy is primarily employed in Europe, New Zealand and Asia. We intend to continue to broaden our distribution to these markets through resellers.

Our marketing department coordinates future product and service direction, manages generation of client leads, and directs public and industry analyst relations. To expand our client base, we have also developed and will continue to increase innovative marketing initiatives.

Clients

As of December 31, 2006, we had approximately 1,800 active clients in various industries, including technology, financial and insurance, consumer products, telecommunications and travel and hospitality, as well as government agencies and educational institutions. For the year ended December 31, 2006, approximately 39% of our revenue was generated from entities with over $1 billion in annual revenue, 44% of our revenue was generated from entities with less than $1 billion in annual revenue and 16% of our revenue was generated from government/educational institutions. No single client accounted for more than 10% of our revenue in the year ended December 31, 2006.

Product Development and Technology

Our product development efforts are focused on improving and enhancing our existing solutions and service offerings as well as developing new proprietary technology. Our product development philosophy incorporates our long-term strategic view of our market and incorporates customer feedback to improve and enhance our products. We currently are developing products and solutions to broaden and deepen our offerings within the CRM market. We have an applied research group, RightNow Labs, which focuses on knowledgebase, artificial intelligence, information retrieval and novel applications of current research for use within our solutions. Although we allow our clients to run different versions of our software, our support and development efforts are focused on the current and future releases of our products. Our research and development expenses totaled approximately $7.8 million in 2004, $10.4 million in 2005, and $14.5 million in 2006.

We believe we have significant technology expertise in developing and deploying highly scalable and reliable on demand CRM applications. All of our products have been designed using industry standards for the Internet and are designed to meet the following goals: cost efficient deployment, highly configurable, scaleable, easily integrated, multi-tenant and capable of being internationalized. The architectural components described below form the foundation for the delivery of a variety of features within our solution.

Self-learning Knowledge Foundation.   Knowledgebase technologies are used within our customer service solution to provide self-service and automatic email response to users and as an automated assistant for our clients’ customer service representatives. Core technologies in the area of the knowledge foundation include automatic learning and decay of the relevancy and relatedness of information, natural language processing, word-stemming algorithms, information clustering and classification algorithms, and information retrieval technologies.

Integration with Other Enterprise Applications.   Our hosted and non-hosted clients are able to integrate our solution with their other mission-critical enterprise applications through several techniques, including: web services, application level triggers; user interface extensibility that allows the integration of other applications into our solution; and “pass through” authentication that allows our solution to inherit user credentials from other applications to identify and enforce access to our clients’ web sites. In addition, pre-packaged connectors are available for integration with other third-party applications. We are also developing a web portal focused on integration topics which will provide our customers and partners with up-to-date documentation and sample integrations as well as on-line discussion forums that are moderated by RightNow experts.

User Interface.   The end-user portion of our product, which allows our clients to serve their customers through the web, is browser based and provides support for all current browsers and versions, and complies with web accessibility standards. Recently, we have re-architected our back-end interface to make use of Microsoft Corporation’s Smart Client technology. The back-end interface is used by administrators, agents, sales representatives and marketing users. The Smart Client user interface (or “UI”) communicates with our server via web services. This UI combines the speed and power of traditional client/server applications with the flexibility and reduced total cost of ownership associated with browser based applications. With the Smart Client UI, a richer user experience is possible than could be provided through a browser. Since the Smart Client is automatically network installed and updated, the desktop maintenance headache associated with client/server applications is eliminated.

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

Intellectual Property

Our success depends to a significant degree upon the development and protection of our software and other proprietary technology rights. We believe we have a strong base of intellectual property. As of

February 28, 2007, our base of intellectual property included six issued U.S. patents, one issued United Kingdom patent, and fourteen pending U.S. patents, five U.S. trademark registrations, and multiple foreign trademark registrations. The majority of our patent applications concern our knowledgebase technology, including processes relating to the relative usefulness ranking and the order of display of retrieved information in the knowledgebase; the ability of the knowledgebase to suggest related information to a user accessing the knowledgebase; and the ability of the knowledgebase to produce a relational map of help information items based on the historical usage patterns of customers accessing the knowledgebase. Our patent portfolio includes one issued U.S. patent and two U.S. patent applications that relate to our voice technology.

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

We have been issued the following U.K. patent: Method for routing Electronic Correspondence Based on the Level and Type of Emotion Contained Therein. This process relates to determining the emotional content of an electronic correspondence to rout or prioritize the information, to set the expectations of a customer support worker, to flag those workers who are using inappropriate language with the customer, or determine another best course to send the correspondence. In a preferred embodiment, a customer sends an electronic correspondence to a company by email. Emotionally charged words or symbols in each sentence are detected. The message is then given an emotional ranking, which is used to determine what future action is most appropriate for the correspondence. This patent continues until October 2022.

We also hold licenses to five United States patents that we acquired from a third party.

Our five registered trademarks in the United States are RIGHTNOW, RIGHT NOW, RIGHTNOW TECHNOLOGIES (stylized), SMARTASSISTANT AND LOCATOR. We use our “RightNow” mark as a descriptor of all of our products. These marks continue indefinitely subject to continuous use and payment of registration fees at the statutorily required intervals. We also use the following common law marks “RightNow Metrics,” “RightNow Outbound,” “RightNow Marketing”, RightNow Sales”, “RightNow Service”, “SmartSense”, “SmartConversion”, “ProServices”, “RightNow Live”, “RightPractices”, “RightStart”, “Talk RightNow”, “RightFit”, “Multi-View Technology”, “SmartAttribute Technology”, “iKnow”, and “Salesnet”. Other trademarks, trade names or service marks appearing in this report are the property of their respective holders.

We also incorporate a number of third party software products into our software pursuant to relevant licenses. Some of the software is proprietary and some is open source. We use third party software for, among other things, spell checking certain foreign languages, improving graphics in our analytics module, language parsing, and locating and indexing documents on websites, secure data transfer, and for miscellaneous data utilities. These functions are peripheral in nature, we are not substantially dependent upon these third party software licenses and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software function ourselves.

Competition

The CRM software market consists of three major market segments: customer service, sales force automation and marketing automation. Within this segmentation, vendors are offering solutions through either on demand or traditional on premise delivery methods. We compete in all segments of the CRM software market and believe that we are the leader in on demand customer service.

The market for CRM solutions is highly competitive and fragmented and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants.

We face competition from other companies currently providing customer service solutions, some of which offer hosted services, including BMC Software Corporation, eGain Communications Corporation, FrontRange Solutions, Inc., IBM Corporation, Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation/Siebel Systems, SAP AG, and salesforce.com. In interactive voice response technology, competing vendors include Apptera, Edify, IBM, Intervoice, Microsoft, TuVox, Unveil Technologies, and Voxify.

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

New companies are entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others. We expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the on demand CRM market with competing products as the on demand CRM market develops and matures. It is possible that these new competitors could rapidly acquire significant market share.

We believe the principal factors that generally determine a company’s competitive advantage in the on demand customer service and broader CRM markets include the following:

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

Employees

As of December 31, 2006, we had 658 full-time employees. Of the total employees, we had 247 in sales and marketing, 134 in software development, 138 in professional services, 74 in technical support and hosting, and 65 in finance and administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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

Prior to 2004, we incurred significant net losses of approximately $4.1 million in 2003, $2.7 million in 2002 and $15.3 million in 2001. We incurred a net loss of $5.0 million in 2006. As of December 31, 2006, we had an accumulated deficit of $38.3 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. Additionally, beginning in 2007 we expect to sell substantially less perpetual licenses than in prior years, which will unfavorably impact revenue. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

Our recently announced business model changes carry a number of risks which may be harmful to our business.

In January 2007, we announced that we are changing the nature of our product offerings from substantially all software license agreements to substantially all subscription services agreements. We also intend to largely eliminate sales of perpetual licenses in 2007 which will negatively and materially affect our operating results when compared to 2006. Increased operating losses in 2007 could result in a significant decline in the price of our common stock. Additionally, customers may choose to pay for their subscription agreements over time instead of upfront which could reduce our cash flow from operations as compared to prior years. A decline in cash flow from operations could cause investors and market analysts to react negatively towards investing in our stock which could materially and adversely affect the price of our stock.  In addition, our subscription strategy caries a number of additional risks, including:

•       we may not be able to deliver our products in accordance with the original terms of sale with existing customers;

•       our average price per transaction could decline substantially;

•       we may see declining demand for our implementation services;

•       we may not achieve the expected level of market penetration under our subscription strategy; and

•       we may have a short-term and/or long-term decrease in total revenue as a result of this transition.

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

•       changes in the volume and mix of subscriptions and perpetual licenses sold in a particular quarter, because perpetual license revenue is recorded into revenue upon delivery whereas subscriptions are recorded into revenue ratably over the contractual period;

•       our success in shifting our business model away from software license arrangements and toward subscription services arrangements;

•       our policy of expensing sales commissions when earned under license arrangements, which is typically at the time of invoice, while the majority of our revenue is recognized ratably over future periods;

•       changes in the mix of revenue between professional services and software, hosting and support, because the gross margin on professional services is typically lower than the gross margin on software, hosting and support;

•       changes in the mix of voice self service applications sold and/or usage volume, because the gross margin on voice self service applications is typically lower than the gross margin on our sales, marketing, feedback and service applications;

•       the timing and success of new product introductions or upgrades by us or our competitors;

•       changes in our pricing policies or those of our competitors;

•       the amount and timing of expenditures related to expanding our operations;

•       changes in our assumptions of stock price volatility or employee exercise behaviors, or changes in the number of stock options granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

•       changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;

•       the purchasing and budgeting cycles of our clients; and

•       general economic, industry and market conditions.

Because the sales cycle for the evaluation and implementation of our solutions typically ranges from 60 to 180 days, we may also experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Moreover, because most of the revenue from new sales agreements is recognized over time, downturns or upturns in sales may not be immediately reflected in our operating results. Most of our expenses, such as salaries and third-party hosting co-location costs, are relatively fixed in the short-term, and our expense levels are based in part on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionally reduce operating expenses for that quarter, causing a disproportionate effect on our expected results of operations for that quarter.

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

Approximately 80% to 90% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we have introduced sales, marketing, feedback and voice-enabled applications to expand our solution offerings. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.

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

We face competition from:

•       companies currently providing customer service solutions, some of whom offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., IBM Corporation, Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation/Siebel Systems, SAP AG, and salesforce.com;

•       CRM systems that are developed and maintained internally by businesses;

•       CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•       outsourced contact center providers who bundle solutions and agent labor in their service offerings;

•       new companies entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others; and

•       voice system integrators and voice-enabled IVR technology providers, such as Apptera, IBM, Intervoice, Microsoft, TuVox, Voxify, and Unveil Technologies.

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

In addition, many of our current and potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential clients, alliance partners or other third parties, or may combine and consolidate to become more formidable competitors with better resources. For example, in January 2006, Oracle Corporation completed its acquisition of Siebel Systems, Inc. We also expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the on demand CRM market with competing products as the on demand CRM market develops and matures. For example, Microsoft recently announced its intention to offer on demand CRM applications to the small business market. It is possible that these new competitors could rapidly acquire significant market share.

The market for our on demand application services is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for on demand application services is at an early stage of development, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on demand application services in general and for on demand customer relationship management applications in particular. The willingness of companies to increase their use of any on demand application services is in part dependent on the actual and perceived reliability of hosted solutions. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on demand application services. While we have supported traditional on site deployment of our software applications, widespread market acceptance of our on demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

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

Increasing our client base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our sales and marketing resources and engage additional third-party channel partners, both domestically and internationally. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales and marketing resources if we are unable to hire and develop talented sales and marketing personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing sales and marketing personnel. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

The majority of our solutions are sold pursuant to time-based agreements, and if our existing clients elect not to renew or to renew on terms less favorable to us, our business, financial condition and results of operations will be adversely affected.

Our solutions are generally sold pursuant to time-based agreements that are typically subject to renewal every two years or less and our clients have no obligation to renew. Because our clients may elect not to renew, we may not be able to consistently and accurately predict future renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, their acceptance of our intended change from a term license agreement to a subscription service agreement beginning in 2007, or the availability and pricing of competing products. If large numbers of existing clients do not renew, or renew on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 658 at December 31, 2006 from 530 at December 31, 2005. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of December 31, 2006, approximately 86% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Massachusetts, New Jersey and London, England. In the United Kingdom, our voice applications are hosted by a third party who also owns and operates the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 26% of our revenue for both of the years ended December 31, 2006 and 2005. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

We believe that international sales will continue to represent a significant portion of our revenue for the foreseeable future, and that continued growth will require further expansion of our international operations. A substantial percentage of our international sales are denominated in the local currency. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We have not entered into any transactions designed to hedge against risks of loss due to foreign currency fluctuations. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and results of operations.

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

Our software incorporates use of Microsoft’s .NET Framework, and its Smart Client methodology. The .NET Framework is core functionality that Microsoft incorporates into operating systems, while the Smart Client methodology enables development and deployment of software applications using the .NET Framework. We believe that the .NET Framework and Smart Client enable us to provide users with a richer experience and better functionality that would be possible using a pure Web-based application. However, the .NET Framework has not been universally adopted. If software users do not adopt the .NET Framework or if the .NET Framework is superseded, the potential market for our solutions will be reduced and we may need to develop an alternative architecture.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our CRM product and service offerings, we may be constrained by the intellectual property rights of others. We have in the past been named as a defendant in a lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If any of our products violate third-party proprietary rights, we may be required to re-engineer our products or seek to obtain licenses from third parties, which may not be available on reasonable terms or at all. Because our sales agreements typically require us to indemnify our clients from any claim or finding of intellectual property infringement, any such litigation or successful infringement claims could adversely affect our business, financial condition and results of operations. Any efforts to re-engineer our products, obtain licenses from third parties on favorable terms or license a substitute technology may not be successful and, in any case, may substantially increase our costs and harm our business, financial condition and results of operations. Further, our software products contain open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. Use of open source standards also may make us more vulnerable to competition because the public availability of open source software could make it easier for new market entrants and existing competitors to introduce similar competing products quickly and cheaply.

Future acquisitions could disrupt our business and harm our financial condition and results of operations.

In order to expand our addressable market, we may decide to acquire additional businesses, products and technologies. In May 2005, we acquired the assets of Convergent Voice and in May 2006, we acquired Salesnet, Inc.  Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

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

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition, accounting for stock-based compensation, and income tax uncertainties, are complex and involve subjective judgments by management. Changes to generally accepted accounting principles, their interpretation, or changes in our products or business could significantly change our reported earnings and financial condition and could add significant volatility to those measures. For example, since our inception in 1997, we have used stock options as a fundamental component of our employee compensation programs. New accounting requirements that began January 1, 2006 make the use of stock-based compensation much more expensive and introduce additional volatility in our results of operations. See Note 1(p) to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in this report for additional information on recently enacted changes to generally accepted accounting principles.

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

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the solicitation, collection, processing or use of personal or consumer information, the use of the Internet as a commercial medium and the use of email for marketing or other consumer communications. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or for sending commercial email. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products, particularly our RightNow Marketing solution.

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

European Union members have imposed restrictions on the collection and use of personal data that are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives may adversely affect our clients’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our solutions.

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

Non-solicitation concerns, laws or regulations may adversely affect our clients’ ability to perform outbound marketing and other email communications, which could reduce sales of our solutions.

In January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in many of the international jurisdictions in which we do business, including Europe, Australia, and Canada. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

Our RightNow Marketing solution specifically serves the market for mass distribution marketing and other email communications. The increasing regulation of email delivery, both domestically and internationally, and the spam filtering practices of Internet service providers and email users generally, will place significant additional burdens on our clients who have outbound communication programs, and may cause those clients to substantially change their outbound communications programs or abandon them altogether. These factors may lead to a reduction in sales of our RightNow Marketing solution, may make it necessary to redesign our RightNow Marketing solution to make it easier for our clients to conform to the requirements of such laws and standards, which would increase our expenses, or may make it necessary for us to redefine the market for and use of our RightNow Marketing solution, which could reduce our revenue.

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

At December 31, 2006, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 28% of our currently outstanding common stock and, together with our other officers and directors, beneficially owned approximately 44% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to control matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Bozeman, Montana, where we lease approximately 30,000 square feet with a term that expires in March 2011, and approximately 22,000 square feet under two leases with terms that expire in March and June 2010. In October 2005, we entered into an agreement to lease an additional 29,000 square feet in Bozeman beginning early in 2007 when construction is complete. The lease term is expected to be seven years. We also currently occupy a number of domestic and international sales and service offices in California, Illinois, New Jersey, New York, Texas, Washington D.C., Australia, Germany, Holland, Japan and the United Kingdom, where we lease or license the use of an aggregate of approximately 66,000 square feet under multiple agreements, which have terms that expire between March 2007 and February 2014. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 11(a) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” for information regarding our lease obligations.

Item 3.                        Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Part II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities

The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Global Market Index and the Standard Industrial Code Index for Prepackaged Software for the period from August 5, 2004, our initial public offering date, to December 29, 2006, the last trading day of 2006.

ASSUMES $100 INVESTED ON AUG. 5, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

The graph above assumes that $100 was invested in the common stock of RightNow, and in each index, on August 5, 2004, and that all dividends were reinvested. RightNow has not paid or declared any cash dividends on its common stock. The Standard Industrial Code (“SIC”) used is 7372—Prepackaged Software.

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by us under those statutes, neither the preceding Stock Performance Graph, nor the information relating to it, is “soliciting material” or is “filed” or is to be incorporated by reference into any such prior filings, nor shall such graph or information be incorporated by reference into any future filings made by us under those statutes.

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol RNOW. The table below reflects the quarterly high and low per share sales prices of our common stock for the period January 1, 2005 through December 31, 2006, as reported by the Nasdaq Global Market. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Year ended December 31, 2005
Common stock price per share:
High	$17.70	$12.44	$15.00	$20.06
Low	10.99	7.45	10.78	12.62
Year ended December 31, 2006
Common stock price per share:
High	$20.00	$19.49	$17.10	$18.21
Low	14.93	13.90	11.84	15.00

Holders

On February 21, 2007, there were approximately 92 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Sales of Registered Securities

On August 5, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Reg. File No. 333-115331) under the Securities Act of 1933, as amended, in connections with the initial public offering of our common stock, par value $.001 per share. We sold 6.4 million shares, including shares sold upon exercise of the underwriters’ over-allotment option, for an aggregate offering price of $44.9 million, and 321,945 shares, including shares sold upon exercise of the underwriters’ over-allotment option, were sold by a selling stockholder for an aggregate offering price of $2.3 million. After deducting $3.3 million in underwriting discounts and commissions and $1.8 million in other offering costs, we received net proceeds from the offering of approximately $40 million. None of the expenses and none of our net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of RightNow or their associates, persons owning 10% or more of any class of equity securities of RightNow, or an affiliate of RightNow.

In May 2005, we spent $1 million of the offering proceeds to acquire the assets of Convergent Voice. In May 2006, we spent $8.7 million of the offering proceeds to acquire Salesnet, Inc. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering. Pending these uses, the remaining net proceeds from the offering are invested in short-term, interest-bearing, investment-grade securities.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our common stock in the fourth quarter of 2006.

Item 6.                        Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004, 2003 and 2002, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Software, hosting and support	$23,338	$29,300	$49,764	$67,944	$86,257
Professional services	3,603	6,579	12,000	19,204	24,131
Total revenue	26,941	35,879	61,764	87,148	110,388
Cost of revenue:
Software, hosting and support	4,279	5,263	6,741	9,111	13,260
Professional services	2,156	3,740	7,206	11,956	19,110
Total cost of revenue	6,435	9,003	13,947	21,067	32,370
Gross profit	20,506	26,876	47,817	66,081	78,018
Operating expenses:
Sales and marketing	15,939	20,809	31,986	42,683	61,504
Research and development	4,117	5,915	7,807	10,428	14,478
General and administrative	2,842	3,518	4,621	6,445	9,578
Total operating expenses	22,898	30,242	44,414	59,556	85,560
Income (loss) from operations	(2,392)	(3,366)	3,403	6,525	(7,542)
Interest and other income , net	(357)	(215)	146	1,646	3,064
Income (loss) before income taxes	(2,749)	(3,581)	3,549	8,171	(4,478)
Provision for income taxes	—	(539)	(100)	(478)	(530)
Net income (loss)	(2,749)	(4,120)	3,449	7,693	(5,008)
Preferred stock accretion	(33)	(13)	(8)	—	—
Net income (loss) allocated to common stock	$(2,782)	$(4,133)	$3,441	$7,693	$(5,008)
Net income (loss) per share(1):
Basic	$(0.19)	$(0.28)	$0.17	$0.25	$(0.16)
Diluted	(0.19)	(0.28)	0.12	0.23	(0.16)
Shares used in the computation(1):
Basic	14,284	14,560	20,738	30,631	32,241
Diluted	14,284	14,560	29,177	33,695	32,241

(1)          See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of basic and diluted income (loss) per share and for an explanation of the determination of the number of weighted average shares used for such calculations.

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,038	$8,360	$18,944	$40,874	$39,208
Short-term investments	—	—	31,188	23,314	39,127
Working capital (deficit)	(6,082)	(9,024)	32,732	45,156	50,374
Total assets	23,102	29,386	88,309	123,676	178,242
Deferred revenue	24,683	35,553	49,125	67,923	114,578
Long-term debt, less current portion	940	484	—	117	85
Redeemable convertible preferred stock	32,373	32,398	—	—	—
Total stockholders’ equity (deficit)	(41,291)	(45,254)	31,101	44,655	47,474

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

Overview

We are a leading provider of customer experience management software solutions for companies of all sizes.  Our on demand software is designed to go beyond traditional customer relationship management (“CRM”) solutions to help companies improve their customer experiences, while reducing operating costs. Our software solutions support a business’s external customer-facing channels as well as sales, marketing and customer service operations.

We released our initial version of RightNow Service in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone and proactive outbound email communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing, RightNow Sales, and RightNow Feedback which automate aspects of marketing campaigns sales operations, and customer monitoring. In May 2005, we purchased the assets of Convergent Voice, and added voice enabled-CRM capabilities to our product portfolio. In May 2006, we purchased Salesnet, Inc., a provider of salesforce automation solutions. To date, approximately 80% to 90% of our revenue has been generated by the RightNow Service suite.

During 2006, we signed 329 new customers and added approximately 200 customers through our acquisition of Salesnet, Inc., to bring our customer base to approximately 1,800. Our products served more than 1 billion customer interactions, or unique sessions hosted by our solutions. Our software solutions are available either on a hosted basis, where they are deployed in our co-location facilities and accessed on demand by our clients, or on a non-hosted basis, where our clients deploy them in their own facilities. Approximately 86% of our clients have elected the hosted option as of December 31, 2006. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

2007 Business Model Changes

To better align with industry practice, we have changed the nature of the majority of our product offerings beginning in 2007 from software license arrangements to service arrangements (e.g. a “subscription” or “hosting” services). As the industry and business models for “software as a service” or “on demand” have evolved, the standard form of arrangements are service agreements rather than licenses of software that can be hosted. We believe providing offerings in this manner will ultimately increase our market penetration.

Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data via the Internet. Our previous terms of sale provided the customer a software license, and customer choice to have the software hosted by us, by themselves or by someone else. We believe that revenue recognition for service arrangements will not be materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement. We also believe that additions to deferred revenue will be less than recent history because, under service agreements, only the amount currently due from the customer is recorded to accounts receivable and deferred revenue. Under license agreements, we record the full customer commitment to receivables and deferred revenue whether or not currently due because we have the contractual right to collect the entire arrangement fee.

In addition, in 2007 we have begun to essentially discontinue selling perpetual software licenses, which represented 21% of our revenue for 2006. Although we expect to ultimately increase the lifetime value of our customer arrangements through subscriptions, the substantial elimination of perpetual license sales will materially and adversely impact our operating results for 2007 when compared to 2006 as perpetual revenue has generally been recognized in full upon delivery of the license.

Lastly, our policy for subscription contract acquisition costs, such as sales commissions, is to recognize them in proportion to the revenue recognized under the subscription arrangement. Since we expect the majority of new business to be subscriptions in 2007, we believe this policy will have a material and beneficial impact on our 2007 and 2008 operating results. Commissions paid on sales of licenses in 2007 will continue to be expensed when earned.

Sources of Revenue

Our revenue is comprised of fees for software, hosting and support, and fees for professional services.

Software, hosting and support revenue includes fees earned under software license agreements and subscription services agreements. License agreements typically include a software license, hosting services, and support services. Our hosting services provide remote management and maintenance of our software and customers’ data which is physically located in third party facilities. Customers access “hosted” software and data via secure Internet connection. Support services include technical assistance for our software products and unspecified product upgrades on a when and if available basis.

License agreements can be over time (a “term” license) or perpetual. For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement. The majority of our revenue over the past three years has been from the sale of two-year term licenses. Perpetual license revenue is recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period. Perpetual license revenue has ranged from 21% to 25% of our revenue during the past three years.

Subscription agreements, which we began to sell in 2006 when we acquired Salesnet, Inc., include a bundled fee to access the software and data via our hosting services, and support services. Subscription revenue is recorded ratably over the length of the agreement.

We refer to “recurring revenue” in this report, which includes software, hosting and support revenue from term license and subscription agreements, and post contract support services.

Our sales agreements generally include capacity-based fees, which are measured primarily by web pages served, user seats, outgoing email transactions, or minutes used, and certain fixed fees. A number of our agreements provide for additional fees for usage above established levels, which are billed and recognized into revenue when earned.

Professional services revenue is comprised of revenue from consulting, education and development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application. Professional services revenue ranged from 19% to 22% of total revenue in the past three years.

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

Our hosting costs are affected by the percentage of clients who license our products on a hosted basis and the number of times our clients and their customers use our solutions, which we refer to as customer interactions. As a result of economies of scale in our hosting infrastructure and declines in computer hardware and telecommunications costs, we were able to reduce hosting costs as a percentage of total revenue in 2003, 2004 and 2005. Hosting costs increased slightly in 2006, mostly due to the addition of a European hosting center which was in service in the quarter ended September 30, 2006. As our client base and solutions usage grows, we intend to continue to invest additional resources in our hosting services, technical support and professional services.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead.

Beginning January 1, 2006, sales and marketing expenses also include stock-based compensation expense. We expense our sales commissions on license arrangements when earned, which is typically at the time the related sale is invoiced to the client. For subscription arrangements, we expense the related sales commission in proportion to the revenue recognized. Since the majority of our historical revenue has been from license arrangements recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of corresponding revenue. We expect significant additional increases in sales and marketing expenses in absolute dollars as we continue to hire additional sales and marketing personnel and increase the level of marketing activities.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, valuation of receivables and deferred tax assets, and accounting for share-based compensation.

Revenue Recognition

We account for the majority of our sales arrangements in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. The application of these rules requires judgment, including the identification of individual elements in multiple element arrangements, whether there is objective and reliable evidence of fair value, including vendor specific objective evidence (“VSOE”) of fair value, for some or all elements. Customers may receive certain elements upon delivery or over time. For example, our term license arrangements are “bundled” to include a software license which is delivered immediately, and hosting and support services, which are delivered continuously over the length of the agreement. Fair value for each element does not exist since none are sold separately, and consequently, the revenue is recognized ratably over the length of the agreement. Under a perpetual license arrangement, VSOE of the hosting and support elements is based on the price charged at renewal when sold separately, and therefore the license element is recognized immediately into revenue upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term.

We acquired Salesnet, Inc. in May 2006 and we account for its sales arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under these arrangements, fees charged for access to the software, hosting services, and support services are recognized ratably over the length of the agreement, and fees charged for professional services are recognized when delivered. We believe the fees for professional services qualify for separate accounting because: a) the services have value to the customer on a stand-alone basis; b) objective and reliable evidence of fair value exists for these services; and c) performance of the services is considered probable and does not involve unique customer acceptance criteria.

Beginning in 2007, we changed the nature of our product offerings from license arrangements to subscription service arrangements. Subscription arrangements do not provide the customer a contractual right to take possession of the software without significant penalty. We expect to account for sales of subscription service arrangements under EITF 00-21 as described above.

Changes to the elements in our sales arrangements, or our ability to establish VSOE or fair value for those elements, may result in a material change to the amount of revenue recorded in a given period.

Our standard payment terms are net 30, although payment within 90 days is considered normal. We provide extended payment terms in certain circumstances. In such cases, judgment is required in determining whether our fee is fixed or determinable and the appropriate timing of revenue recognition. Changes to our practice of providing extended payment terms or providing concessions following a sale, may result in a material change to the amount of revenue recorded in a given period.

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

Share-Based Compensation

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

Recently Issued Accounting Standards

In March 2006, the Emerging Issues Task Force issued EITF No. 06-03, How Taxes Collected and Remitted to Government Authorities Should be Presented in Income Statement (That is, Gross versus Net Presentation). The issue addresses how nondiscretionary amounts assessed by government authorities in connection with a transaction with a customer, such as sales, use, value added, and some excise taxes, should be presented in the financial statements. The conclusion is that the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision. The Company’s policy is to present revenue on a net basis.

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

In July 2006, the Financial Accounting Standard Board issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We believe there will be no material impact to our consolidated financial position or results of operations upon adoption of FIN 48.

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Year Ended December 31,
	2004	2005	2006
Revenue:
Software, hosting and support	81%	78%	78%
Professional services	19	22	22
Total revenue	100	100	100
Cost of revenue:
Software, hosting and support	11	10	12
Professional services	12	14	17
Total cost of revenue	23	24	29
Gross profit	77	76	71
Operating expenses:
Sales and marketing	51	49	56
Research and development	13	12	13
General and administrative	7	7	9
Total operating expenses	71	68	78
Income (loss) from operations	6	8	(7)
Interest and other income (expense), net	—	2	3
Income (loss) before income taxes	6	10	(4)
Provision for income taxes	—	(1)	(1)
Net income (loss)	6%	9%	(5)%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2004	2005	2006
Customer interactions (in millions)	502	744	1,050
Revenue by type:
Recurring (term licenses, hosting and support)	59%	53%	57%
Perpetual licenses	22	25	21
Professional services	19	22	22
Revenue by geography in:
United States	73%	74%	74%
Europe	21	18	19
Asia Pacific	6	8	7

Overview of 2006

Total revenue for 2006 increased 27% over 2005, consisting of similar percentage gains in both software, hosting and support revenue and professional services revenue. Within software, hosting and support, recurring revenue increased 38% during 2006 while perpetual license revenue increased only 4%. Recurring revenue increased in 2006 due to growth in the number of customers and higher average revenue per customer. We believe perpetual license revenue grew at a much slower pace due to an accelerated market adoption of on demand, or “software as a service”, where customers would rather rent the software and hosting service over time as opposed to owning a software license outright.

We added 520 customers to our base in 2006, of which approximately 200 were included as part of our acquisition of Salesnet, Inc. in May, 2006. Total active customers at December 31, 2006 were approximately 1,800. Revenue per customer improved from the release of new products and customer purchases of additional capacity. Sales to customers greater than $1 billion in annual revenues and the public sector made up approximately 56% of total revenue in 2006, up from approximately 55% of total revenue in 2005 and 53% in 2004.

During 2006 we continued to invest in our operations by adding capacity and a new European data center for our hosting operations, sales and marketing personnel to focus on new customer acquisition, professional services personnel to support our solution offerings, and software developers to broaden and enhance our solution offerings. These investments, and the addition of $4.6 million of stock-based compensation expense in 2006, caused total expenses to increase 46% during 2006. The increase in operating expenses combined with a lower proportion of perpetual license revenue resulted in an operating loss of 7% of revenue in 2006.

For the year ended December 31, 2006, we generated $27 million of cash from operations compared to $15 million of cash in 2005, and increased our deferred revenue to $115 million at December 31, 2006 from $68 million one year earlier, mostly due to increases in the number and average size of sales transactions in 2006.

As of December 31, 2006 we had an accumulated deficit of $38.3 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Years Ended December 31, 2004, 2005 and 2006

Revenue

	Year Ended December 31,
	2004	2005	Percent Change	2006	Percent Change
	(Amounts in thousands)
Software, hosting and support:
Recurring	$36,220	$46,056	27%	$63,448	38%
Perpetual	13,544	21,888	62	22,809	4
Professional services	12,000	19,204	60	24,131	26
Total revenue	$61,764	$87,148	41%	$110,388	27%

Total revenue for 2006 was $110.4 million, an increase of $23.2 million, or 27%, over total revenue of $87.1 million for 2005.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, increased $18.4 million, or 27%, over software, hosting and support revenue of $67.9 million for 2005. Recurring revenue, comprised of term licenses, hosting and support, gained 38% over 2005 primarily due to a 24% increase in the average number of customers and an 11% increase in average revenue per customer. Total active customers increased to approximately 1,800 at December 31, 2006 as compared to approximately 1,500 at the end of 2005, due in part to our acquisition of Salesnet, Inc. in May, 2006, and from our focus on new customer acquisition in our sales and marketing organizations.  Average revenue per customer increased as a result of sales of new products, capacity upgrades, and contract renewals. New product sales increased 125% in 2006 over 2005 and included RightNow Voice, RightNow Sales, and RightNow Marketing. Customer interactions, a measure of unique customer sessions hosted in our data centers, exceeded 1 billion in 2006, a 43% increase over 2005. Our client retention rate was approximately 90% in 2006 and 2005.

Beginning January 1, 2006, software, hosting and support revenue includes the value of certain tools that had been categorized as professional services revenue in prior periods. This change in revenue classification follows the transfer of ongoing development and support responsibility for these tools from the professional services organization to the product development organization effective January 1, 2006.

Perpetual license revenue increased $921,000, or 4%, in 2006 over 2005, and decreased as a percentage of total revenue to 21% in 2006 from 25% in 2005. The mix of perpetual license revenue affects our profitability in any given period since it is recorded in full into revenue upon delivery instead of being recorded ratably into revenue over time, as is the case with term licenses. Over the past eight quarters, perpetual license revenue has ranged from 17% to 29% of total revenue, but has consistently decreased as a percent of our overall new business. We believe this decrease results from accelerating customer adoption of on demand software. Beginning in 2007, we changed the nature of our sales arrangements from software licenses to subscriptions, which is expected to largely eliminate new sales of perpetual licenses. Consequently, we expect a substantial decline in perpetual revenue in 2007 when compared to 2006.

Professional services revenue increased $4.9 million, or 26%, in 2006 over 2005, due to growth in the average number of customers and growth in average professional services revenue per customer. Average revenue per customer increased during 2006 and 2005 primarily due to our focus on expanding services offered in conjunction with our broader product offerings. We also increased our capacity to deliver professional services by growing headcount in that organization to 138 at December 31, 2006 from 96 at December 31, 2005.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue. Professional services revenue represented 22% of total revenue in 2006 and 2005 as compared to 19% of revenue in 2004. We expect professional services revenue to range between 20% and 25% of total revenue in the future.

Total revenue for 2005 was $87.1 million, an increase of $25.4 million, or 41%, over total revenue of $61.8 million for 2004.

Software, hosting and support revenue for 2005 was $67.9 million, an increase of $18.2 million or 37% over software, hosting and support revenue of $49.8 million for 2004. Recurring software, hosting and support revenue grew 27% in 2005 to $46.1 million from $36.2 million in 2004, primarily due to a 8% increase in average revenue per client, combined with an 18% increase in average number of clients. Average revenue per client increased from the release of new products, capacity upgrades, and contract renewals. New products introduced in recent years represented approximately 10% of total sales in 2005, and included sales of RightNow Marketing, RightNow Sales, and RightNow Voice. Growth in average number of clients occurred because of an emphasis within our sales organization on new client acquisition, combined with our 90% annualized client retention rate.

Perpetual software license revenue increased 62% in 2005 to $21.9 million, up from $13.5 million in 2004. We believe perpetual license revenue increased in 2005 because of the growing strategic importance of our products in client organizations, our growing proportion of business with large enterprises, and longer client planning horizons.

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

Revenue from European customers grew to $20.6 million in 2006 from $15.5 million in 2005 and $12.8 million in 2004, and revenue from Asia Pacific clients grew to $7.3 million from $7.2 million in 2005 and $3.8 million in 2004. Total revenue outside the United States was 26%, 26% and 27% of total revenue in 2006, 2005 and 2004, respectively. The increase in revenue outside the United States occurred primarily from expansion of our international sales and marketing activities.

Cost of Revenue

	Year Ended December 31,
	2004	2005	Percent Change	2006	Percent Change
	(Amounts in thousands)
Software, hosting and support	$6,741	$9,111	35%	$13,260	46%
Professional services	7,206	11,956	66	19,110	60
Total cost of revenue	$13,947	$21,067	51%	$32,370	54%

Total cost of revenue for 2006 was $32.4 million, an increase of $11.3 million, or 54%, over total cost of revenue of $21.1 million in 2005.

Cost of software, hosting and support increased $4.1 million, or 46%, in 2006 over 2005 due to capacity additions to our hosting data centers, including a new data center in London, England, staff additions, and increased hosting volume. Capacity additions to our data centers increased depreciation expense in 2006 by $1.3 million over 2005. Salaries and related expenses (i.e. payroll taxes, benefits, bonuses) increased $1.3 million in 2006 over 2005 due to growth in headcount. Average employee count in our hosting and technical support operations was 68 in 2006 as compared to 58 in 2005. Customer interactions through our data centers increased 43% in 2006 over 2005, which increased third party hosting provider costs by $758,000. 2006 costs also include stock-based compensation expenses of $193,000. As a percent of the associated revenue, software, hosting and support costs were 15% in 2006 as compared to 13% in 2005 due to a lower proportion of perpetual revenue to total revenue in 2006 and the cost increases noted above.

Cost of professional services increased $7.2 million, or 60%, in 2006 over 2005 primarily due to employee staff additions and use of third party providers for large consulting engagements and capacity management. Average employee count in our professional services organization grew to 124 in 2006 from 87 in 2005, which increased salaries and related expenses by $4.4 million, and increased travel and entertainment expenses by $836,000. Employee additions in 2006 were primarily for delivery consultants located near our customers and technical personnel. Third party fees for certain large consulting engagements and capacity management increased contract services expenses by $1.0 million in 2006 over 2005. 2006 professional services costs also include $471,000 of stock-based compensation expense. As a percent of the associated revenue, professional services costs increased to 79% in 2006 from 62% in 2005 due to the revenue reclassification noted above under the revenue discussion, increased use of third party providers for large consulting engagements, and the addition of stock-based compensation expense in 2006. Employee training and customer scheduling requirements can cause the cost of professional services to fluctuate as a percentage of revenue. We expect professional services costs to range between 80% and 85% of the associated revenue in 2007.

Total cost of revenue for 2005 was $21.1 million, an increase of $7.2 million or 51%, over total cost of revenue of $13.9 million for 2004.

Cost of software, hosting and support revenue increased 35% to $9.1 million in 2005 from $6.7 million in 2004. Cost growth during 2005 resulted from staff additions which increased salaries and related expenses by $1.5 million, hosting capacity additions which increased depreciation expense and third-party hosting services by $597,000, and increased amortization expenses of $124,000 related to the purchase of

Convergent Voice in May 2005. The average employee count in our hosting and support operations was 58 in 2005 as compared to 43 in 2004. As a percent of the associated revenue, cost of software, hosting and support declined slightly in 2005 despite significant growth in the volume of customer interactions during the year, primarily due to economies of scale achieved in providing hosting and support services over a broader base of customers.

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

Operating Expenses

	Year Ended December 31,
	2004	2005	Percent Change	2006	Percent Change
	(Amounts in thousands)
Sales and marketing	$31,986	$42,683	33%	$61,504	44%
Research and development	7,807	10,428	34	14,478	39
General and administrative	4,621	6,445	39	9,578	49
Total operating expenses	$44,414	$59,556	34%	$85,560	44%

Sales and Marketing Expenses

Sales and marketing expenses of $61.5 million in 2006 were 44%, or $18.8 million, greater than expenses of $42.7 million in 2005. Average employee count in our sales and marketing organizations increased to 251 in 2006 from 195 in 2005, which increased salaries and related expenses by $7.3 million, and increased travel and entertainment expenses by $1.6 million. Employee additions in 2006 were primarily for direct sales personnel, sales engineers, business development representatives, and marketing personnel. Higher sales volume in 2006, as measured by revenue plus the change in deferred revenue, increased sales incentive costs by $4.8 million in 2006 over 2005. We also increased expenses for advertising and promotional activities by $2.0 million in 2006 over 2005. 2006 stock-based compensation expense for our sales and marketing employees was $1.9 million.

As noted above under “2007 Business Model Changes,” we changed the nature of our sales arrangements from licenses to subscriptions beginning in 2007. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Since we expect the majority of our new sales in 2007 to be subscriptions, this accounting treatment, on its own, would be expected to decrease sales and marketing expenses as a percent of total revenue in 2007 as compared to 2006. However, because of the move to largely eliminate perpetual revenue in 2007 and expected additional investment in sales and marketing personnel and programs in 2007, we expect full year 2007 sales and marketing expenses to remain approximately constant as a percent of revenue when compared to 2006.

Sales and marketing expenses of $42.7 million in 2005 were 33%, or $10.7 million, greater than expenses of $32.0 million in 2004. The average employee count in our sales and marketing organizations grew to 195 in 2005 from 147 in 2004, causing salaries and related expenses to increase $6.3 million. Higher sales volume in 2005 increased sales incentive costs by $2.0 million in 2005 over 2004. In addition, we incurred $1.4 million of incremental consulting services in 2005, primarily related to public relations programs and initiatives.

Research and Development Expenses

Research and development expenses increased $4.1 million, or 39%, in 2006 over 2005 primarily due to employee staff additions. Average employee count in our research and development organization increased to 125 in 2006 from 100 in 2005, which increased salaries and related expenses by $2.9 million. Principal activities during 2006 included the development of our newest product, RightNow 8, which was made generally available to customers in February 2007. Stock-based compensation expense in 2006 for our research and development employees was $834,000.

Research and development expenses increased $2.6 million, or 34%, to $10.4 million in 2005 from $7.8 million in 2004. Substantially all of the expense increase resulted from growth in employee salaries and related expenses in 2005.  The average number of employees in our research and development organization was 100 in 2005 as compared to 79 in 2004.

General and Administrative Expenses

General and administrative expenses increased $3.1 million, or 49%, in 2006 over 2005 mostly due to staff additions and stock-compensation expense. Average employees in our general and administrative organization were 59 in 2006 as compared to 41 in 2005, which increased salaries and related expenses by $1.5 million. Employee additions in 2006 were primarily for finance, accounting and information technology personnel. 2006 stock-based compensation expense for general and administrative employees and board of directors was $1.2 million.

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

Stock-Based Compensation Expense

We adopted the provisions of SFAS 123R, Share Based Payment, beginning January 1, 2006 using the modified prospective method. Financial statements for prior years have not been restated to conform to the 2006 presentation. Total stock-based compensation expense for 2006 was $4.6 million, which has been recorded to each cost of revenue and operating expense category. We estimate the fair value of stock options issued to employees and non-employee directors using the Black-Scholes-Merton option pricing model, which involves complex assumptions regarding our stock price volatility and the expected stock option exercise behavior of our employees. For 2007, we expect total stock-based compensation expense of approximately $6.5 million. The actual expense could differ materially from this estimate due to differences between actual experience and our assumptions as to the number of option awards granted or forfeited, changes in our stock price volatility and expected term of option awards, and changes in our stock price.

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2004	2005	Percent Change	2006	Percent Change
	(Amounts in thousands)
Interest income	$390	$1,670	328%	$3,036	82%
Interest expense	(249)	(5)	n/m	(17)	n/m
Other income (expense)	5	(19)	n/m	45	n/m
Total interest and other income (expense), net	$146	$1,646	n/m	$3,064	86%

Interest income increased 82% in 2006 over 2005 due to growth in the average yield-to-maturity in our investment portfolio, as well as growth in our cash and short-term investment balances. Investment yields have risen along with the periodic increases in the federal funds rate. Our investment portfolio consists primarily of short-term, investment-grade government and corporate debt instruments. Interest income increased 328% in 2005 as compared to 2004 due to a full year of interest earnings on our cash and short-term investments for 2005. We invested the majority of the $40 million proceeds from our initial public offering in August 2004. Interest expense for 2006 and 2005, comprised of the interest component under various capital lease obligations, was substantially less than 2004 due to the pay-off of our then-outstanding debt in the third quarter of 2004. Other income (expense) consists primarily of gains or losses on asset sales and foreign currency transaction gains or losses, which individually and in aggregate have been insignificant for the past three years.

Provision for Income Taxes

The provision for income taxes of $530,000 in 2006, $478,000 in 2005, and $100,000 in 2004, consists primarily of the federal alternative minimum tax, foreign withholding taxes, and various state income taxes. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, tax credits, federal alternative minimum taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Our effective tax rate in 2007 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

At December 31, 2006, we had approximately $18 million of net deferred tax assets that have been reserved in full by a valuation allowance. In the future, if available evidence indicates that it is more likely than not that some or all of our deferred tax assets are realizable, an adjustment to decrease the valuation allowance would increase income or reduce goodwill, in the period such determination was made. If and when that happens, our effective income tax rate will increase to more closely approximate the federal statutory rate.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters through December 31, 2006. This information is unaudited but, in management’s opinion, has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments that our management considers necessary for a fair presentation of the information for the quarters presented.

This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(Unaudited) (In thousands)
Revenue:
Software, hosting and support	$13,874	$16,864	$18,005	$19,201	$19,310	$20,636	$23,754	$22,557
Professional services	4,468	4,214	5,149	5,373	5,321	6,272	6,334	6,204
Total revenue	18,342	21,078	23,154	24,574	24,631	26,908	30,088	28,761
Cost of revenue:
Software, hosting and support	2,064	2,276	2,253	2,518	2,771	3,159	3,667	3,663
Professional services	2,696	2,879	3,026	3,355	4,104	4,941	4,969	5,096
Total cost of revenue	4,760	5,155	5,279	5,873	6,875	8,100	8,636	8,759
Gross profit	13,582	15,923	17,875	18,701	17,756	18,808	21,452	20,002
Operating expenses:
Sales and marketing	9,457	10,557	11,248	11,421	13,726	14,852	16,535	16,391
Research and development	2,161	2,426	2,937	2,904	3,130	3,476	3,740	4,132
General and administrative	1,410	1,586	1,627	1,822	2,056	2,709	2,333	2,480
Total operating expenses	13,028	14,569	15,812	16,147	18,912	21,037	22,608	23,003
Income (loss) from operations	554	1,354	2,063	2,554	(1,156)	(2,229)	(1,156)	(3,001)
Interest and other income, net	292	331	440	583	672	768	740	884
Income (loss) before income taxes	846	1,685	2,503	3,137	(484)	(1,461)	(416)	(2,117)
Provision for income taxes	(45)	(126)	(160)	(147)	44	(294)	(103)	(177)
Net income (loss)	$801	$1,559	$2,343	$2,990	$(440)	$(1,755)	$(519)	$(2,294)

The following table sets forth, for each of the periods indicated, the percentage of total revenue represented by selected items in our consolidated statements of operations:

	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(Unaudited)
Revenue:
Software, hosting and support	76%	80%	78%	78%	78%	77%	79%	78%
Professional services	24	20	22	22	22	23	21	22
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Software, hosting and support	11	11	10	10	11	12	12	12
Professional services	15	14	13	14	17	18	17	18
Total cost of revenue	26	25	23	24	28	30	29	30
Gross profit	74	75	77	76	72	70	71	70
Operating expenses:
Sales and marketing	51	50	48	47	56	55	55	57
Research and development	12	12	13	12	13	13	12	14
General and administrative	8	7	7	7	8	10	8	9
Total operating expenses	71	69	68	66	77	78	75	80
Income (loss) from operations	3	6	9	10	(5)	(8)	(4)	(10)
Interest and other income (expense), net	1	2	2	2	3	3	2	3
Income (loss) before income taxes	4	8	11	12	(2)	(5)	(2)	(7)
Provision for income taxes	—	(1)	(1)	—	—	(1)	—	(1)
Net income (loss)	4%	7%	10%	12%	(2)%	(6)%	(2)%	(8)%

The following table sets forth our deferred revenue and cash provided by operations, our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue, for each of the periods indicated:

	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(Unaudited)
Deferred revenue (in thousands)	$52,810	$57,368	$63,752	$67,923	$80,906	$87,234	$102,620	$114,578
Cash provided by operations (in thousands)	3,239	2,564	5,248	3,844	6,052	6,864	9,836	4,291
Customer interactions (in millions)	166	176	188	214	281	223	261	285
Revenue by type:
Recurring (term licenses, hosting and support)	58%	51%	51%	53%	56%	56%	56%	61%
Perpetual licenses	18	29	27	25	22	21	23	17
Professional services	24	20	22	22	22	23	21	22
Revenue by geography:
Americas	75%	79%	75%	68%	71%	74%	79%	74%
Europe	15	16	16	23	20	20	16	19
Asia Pacific	10	5	9	9	9	6	5	7

Total revenue has trended upward for the quarterly periods presented primarily due to increases in the number of new clients and average transaction sizes, and contract renewals. Professional services revenue has ranged from 20% to 24% of total revenue, and generally increased in dollar terms due to the expansion of our service offerings. Quarter to quarter variations in professional services revenue occurs because of customer scheduling requirements, and training and education of newly hired personnel. Cost of revenue for software, hosting and support, and professional services, as a percent of total revenue, trended higher in 2006 due to investments in hosting capacity, the addition of stock-based compensation expense, and lower perpetual license revenue.

The mix of term and perpetual software licenses sold in each quarter impacts our quarterly results of operations. For example, in the quarters ended March 31, 2005 and December 31, 2006, perpetual licenses represented a lower proportion of total revenue than in other periods, and consequently, income from operations was also lower in those periods. Over the past eight quarters, perpetual license revenue has trended lower as a percent of our overall new business, which we believe is caused by accelerating customer adoption of on demand software. Beginning in 2007, we have essentially eliminated perpetual revenue from our business model and expect a substantial reduction in 2007 perpetual revenue when compared to 2006.

Sales and marketing expenses have increased in absolute dollar costs, and increased as a percent of revenue in 2006, mostly due to revenue growth, higher advertising and promotional expenses, the inclusion of stock-based compensation expense, and lower perpetual revenue. For the quarters ended September 30, 2005, and December 31, 2005, sales and marketing expenses were lower as a percentage of revenue due to the timing of employee additions and marketing campaigns, and relatively lower commissions expense. Consequently, operating income in those quarters was unusually high. We expect to substantially reduce perpetual revenue from our results for 2007, and to defer commissions expense pertaining to subscription agreements and recognize them in proportion to the revenue recognized beginning in 2007. As a percent of revenue, we expect sales and marketing expenses to stay approximately constant for the full year 2007 as compared to 2006.

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

•       our policy of expensing sales commissions pertaining to license arrangements when earned, which is typically at the time of invoice, while the majority of our revenue is deferred and recognized ratably over future periods;

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

•       our ability to realize efficiencies from our hosting and technical support operations;

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

•       changes in our assumptions of stock price volatility or employee exercise behaviors, or changes in the number of stock options granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

•       seasonality in certain of our clients’ purchasing habits; and

•       general economic, industry and market conditions.

Our revenue and operating results have been difficult to forecast and may fluctuate, and we believe that quarter-to-quarter comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of our future performance. We have experienced seasonality in certain aspects of our business, including lower perpetual license sales in the U.S. in the quarter ending March 31, and increased purchasing when our clients’ fiscal years are ending. Our U.S. federal government clients’ fiscal years end in September and most of our Japanese clients’ fiscal years end in March.

Liquidity and Capital Resources

	Year Ended December 31,
	2004	2005	Percent Change	2006	Percent Change
	(Amounts in thousands)
Deferred revenue	$49,125	$67,923	38%	$114,578	69%
Cash provided by operating activities	6,738	14,895	121	27,043	82

We have historically funded our operations with cash from operations, equity financings and debt borrowings. In August 2004 we completed our initial public offering of approximately 6.4 million shares of common stock and received net proceeds of approximately $40.0 million. The majority of the offering proceeds are invested in short-term, investment-grade, government and corporate debt securities.

At December 31, 2006, cash and cash equivalents, and short-term investments, totaled $78.3 million. In addition to our cash and short-term investments, other sources of liquidity at December 31, 2006 included a $3.0 million bank line of credit facility, under which there were no borrowings in 2005 or 2006.

Operating activities provided $27.0 million of cash during the year ended December 31, 2006 as compared to $14.9 million in 2005 and $6.7 million in 2004. The majority of our cash from operations in all three years was from net income (loss) adjusted for non-cash charges and growth in deferred revenue, partially offset by growth in receivables. We typically bill customers on net 30-day terms at the beginning of the contract period, which is reflected in accounts receivable and deferred revenue.  In periods of increasing sales, we would expect growth in accounts receivable and deferred revenue which, historically, has provided funding for operations. A change in the billing practice resulting in delayed payment terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue. We expect no impact to cash flow from operations as a result of our policy to defer sales commissions under subscription arrangements.

The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at December 31, 2006 and 2005, respectively. Accounts written off in 2006 were relatively constant as a percentage of new billings from the previous year. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

We have approximately $6.6 million of payments due in 2007 under contractual obligations and purchase commitments for operating and capital leases, hosting services and other items. Total purchase commitments at December 31, 2006 were $18.6 million to be paid per the schedule below. We believe we will generate sufficient cash from operations to satisfy these commitments in 2007.

Investing activities consumed $32.3 million in 2006, which included $15.8 million net purchases of short-term investments, $8.7 million to acquire Salesnet, Inc., and $7.8 million for capital expenditures. Capital asset additions during the past three years consisted of equipment acquisitions for our hosting operations and employee growth, and are expected to range between $10 million and $11 million for 2007. Business acquisitions in 2005 consumed $1 million for the assets of Convergent Voice. Investing activities provided $1.9 million during 2005, mostly due to the liquidation of short-term investments.

Financing activities provided $3.1 million in 2006, $5.4 million in 2005 and $39.2 million in 2004. In 2004 we received $40.0 million of proceeds from our initial public offering of common stock. Other financing sources included the exercise of employee stock options under our equity incentive plan and stock purchases under our employee stock purchase plan. We had borrowed $1.7 million under long-term debt agreements during the first six months of 2004, and subsequently paid down all outstanding long-term debt during the third quarter of 2004.  In 2005, we borrowed $162,000 related to tenant improvements at our headquarters office facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$13,652	$3,363	$5,797	$3,717	$775
Obligations under capital leases	117	31	69	17	—
Purchase obligations—hosting services	3,161	1,816	902	443	—
Purchase obligations—other	1,656	1,357	276	23	—
Total	$18,586	$6,567	$7,044	$4,200	$775

We lease our office facilities and certain office equipment under operating lease agreements that expire at various dates through 2014. Obligations under capital leases pertain to certain tenant improvements in our main office facility. Purchase obligations consist of agreements with third parties to provide co-location services for hosting operations, and obligations for marketing and other miscellaneous services.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2005 or December 31, 2006.

Interest Rate Sensitivity

Net proceeds from our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at December 31, 2006, the fair value of our portfolio would decline by approximately $205,000.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined under the Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our independent registered public accounting firm, KPMG LLP has issued an audit report on management’s assessment of our internal control over financial reporting and their report is included in this Item 9A below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RightNow Technologies, Inc:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that RightNow Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Portland, Oregon
March 14, 2007

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

(a)          Identification of Directors.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated by reference.

(b)          Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated by reference.

(c)           Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated by reference.

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

(e)           Corporate Governance.

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.                 Executive Compensation

The information under the caption “Compensation Disclosure and Analysis”  “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report”, appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

(a)          Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Party Transactions” appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated by reference.

(b)          Director Independence

The information under the captions “Proposal One: Election of Directors: and “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.                 Principal Accountant Fees and Services

The information under the caption “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2007 annual meeting of stockholders, is hereby incorporated by reference.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)                   Financial Statements

(a)(2)                   Financial Statement Schedules

None.

(a)(3)                   Exhibits

The following is a list of exhibits to this report.

Exhibit Number	Description of document
3.1*	Amended and restated certificate of incorporation of the registrant.
3.2±	Amended and restated bylaws of the registrant.
10.1*	Form of indemnification agreement between the registrant and its officers and directors.
10.2*	Amended and restated 1998 Long-Term Incentive and Stock Option Plan.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.5*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 40 Enterprise Blvd, Bozeman, MT).
10.6*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 77 Discovery Drive, Bozeman, MT).
10.7*	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 45 Discovery Drive, Bozeman, MT).
10.8*†	Severance policy for executive officers.
10.9*†	Form of executive officer offer letter and schedule of omitted material details thereto.
10.10*†	Form of executive officer incentive stock option agreement and schedule of omitted material details thereto.
10.11*†	Form of executive officer non-incentive stock option agreement and schedule of omitted material details thereto.
10.12*	Form of director non-incentive stock option agreement and schedule of omitted material details thereto.
10.13☐†	Form of Notice of Grant of Stock Options and Option Agreement.
10.14•†	Form of Incentive Stock Option Agreement.
10.15•†	Form of Non-Incentive Stock Option Agreement.

10.16**	Lease agreement dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana.
10.17**	Renewed lease agreement, dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.
10.18**	Renewed lease agreement, dated March 28, 2005, between RightNow Technologies, Inc. and Genesis Partners, LLC for office space located at 45 Discovery Drive, Bozeman, Montana.
10.19†	Form of amended employment offer letter for executive officers.
10.22±†	Material differences in form of executive officer offer letter for Jay Rising.
10.23±†	Letter from the Company to Peter Dunning, dated October 7, 2006, terminating Mr. Dunning’s appointment as President of Field Operations.
10.24±†	Letter agreement between the Company and Peter Dunning, dated October 7, 2006, setting forth the basis of Mr. Dunning’s continued employment with the Company.
21.1*	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

±                Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

☐               Incorporated by reference to the exhibit of the same number from the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

•                     Incorporated by reference to exhibits 10.20 and 10.21 from the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

±                Incorporated by reference to exhibits of the same number from the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.

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
Susan J. Carstensen
Chief Financial Officer, Vice President, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2007.

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

We have audited the accompanying consolidated balance sheets of RightNow Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RightNow Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RightNow Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 14, 2007

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31,
	2005	2006
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$40,874	$39,208
Short-term investments	23,314	39,127
Accounts receivable	25,462	32,021
Term receivables, current	15,376	23,806
Total current receivables	40,838	55,827
Less allowance for doubtful accounts	(2,209)	(2,621)
Total current receivables, net	38,629	53,206
Prepaid and other current assets	1,993	2,498
Total current assets	104,810	134,039
Property and equipment, net	6,451	10,073
Term receivables, non-current	10,697	24,805
Intangible assets, net	1,487	8,836
Other assets	231	489
Total Assets	$123,676	$178,242
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,308	$4,417
Commissions and bonuses payable	2,910	4,069
Other accrued liabilities	5,733	7,588
Current portion of long-term debt	30	31
Current portion of deferred revenue	48,673	67,560
Total current liabilities	59,654	83,665
Long-term debt, less current portion	117	85
Deferred revenue, net of current portion	19,250	47,018
Total liabilities	79,021	130,768
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized and undesignated 15,000 shares at December 31, 2005, and 2006, respectively	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding 31,872 shares and 32,788 shares at December 31, 2005 and 2006, respectively	32	33
Warrants	—	—
Additional paid-in capital	78,312	86,069
Accumulated other comprehensive loss	(401)	(332)
Accumulated deficit	(33,288)	(38,296)
Total stockholders’ equity	44,655	47,474
Total Liabilities and Stockholders’ Equity	$123,676	$178,242

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)
Revenue:
Software, hosting and support	$49,764	$67,944	$86,257
Professional services	12,000	19,204	24,131
Total revenue	61,764	87,148	110,388
Costs of revenue:
Software, hosting and support	6,741	9,111	13,260
Professional services	7,206	11,956	19,110
Total cost of revenue	13,947	21,067	32,370
Gross profit	47,817	66,081	78,018
Operating expenses:
Sales and marketing	31,986	42,683	61,504
Research and development	7,807	10,428	14,478
General and administrative	4,621	6,445	9,578
Total operating expenses	44,414	59,556	85,560
Income (loss) from operations	3,403	6,525	(7,542)
Interest and other income (expense):
Interest income	390	1,670	3,036
Interest expense	(249)	(5)	(17)
Other	5	(19)	45
Total interest and other income (expense), net	146	1,646	3,064
Income (loss) before provision for income taxes	3,549	8,171	(4,478)
Provision for income taxes	(100)	(478)	(530)
Net income (loss)	3,449	7,693	(5,008)
Preferred stock accretion	(8)	—	—
Net income (loss) allocated to common stock	$3,441	$7,693	$(5,008)
Net income (loss) per share:
Basic	$0.17	$0.25	$(0.16)
Diluted	0.12	0.23	(0.16)
Shares used in the computation:
Basic	20,738	30,631	32,241
Diluted	29,177	33,695	32,241

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

	Common stock			Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders’ equity
	Shares	Amount	Warrants	capital	(loss)	deficit	(deficit)
	(Amounts in thousands)
Balance at December 31, 2003	14,727	$15	$—	$(912)	$73	$(44,430)	$(45,254)
Issuance of common stock:
Initial public offering, net of offering costs	6,416	6	—	39,966	—	—	39,972
Exercise of stock options	616	1	—	485	—	—	486
Employee stock purchase plan	98	—	—	690	—	—	690
Conversion of redeemable convertible preferred shares into common shares	7,265	7	—	32,148	—	—	32,155
Conversion of warrants to acquire redeemable convertible preferred shares into warrants to acquire common shares	—	—	291	—	—	—	291
Repurchase of common stock	(3)	—	—	(2)	—	—	(2)
Accretion of redeemable preferred shares to redemption value	—	—	—	(8)	—	—	(8)
Comprehensive income:
Net income	—	—	—	—	—	3,449	3,449
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	—	(665)	—	(665)
Total comprehensive loss							2,771
Balance at December 31, 2004	29,119	29	291	72,367	(605)	(40,981)	31,101
Issuance of common stock:
Exercise of stock options	2,616	3	—	4,619	—	—	4,622
Employee stock purchase plan	59	—	—	656	—	—	656
Exercise of warrants	78	—	(291)	291	—	—	—
Tax benefit of stock option exercises	—	—	—	366	—	—	366
Fair value of options granted to non-employees	—	—	—	13	—	—	13
Comprehensive income:
Net income	—	—	—	—	—	7,693	7,693
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	(67)	—	(67)
Foreign currency translation adjustment	—	—	—	—	271	—	271
Total comprehensive income							7,897
Balance at December 31, 2005	31,872	32	—	78,312	(401)	(33,288)	44,655
Issuance of common stock:
Exercise of stock options	904	1	—	2,531	—	—	2,532
Employee stock purchase plan	12	—	—	189	—	—	189
Stock-based compensation expense	—	—	—	4,628	—	—	4,628
Tax benefit of stock option exercises	—	—	—	400	—	—	400
Fair value of options granted to non-employees	—	—	—	9	—	—	9
Comprehensive income:
Net income (loss)	—	—	—	—	—	(5,008)	(5,008)
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	—	9	—	9
Total comprehensive loss							(4,939)
Balance at December 31, 2006	32,788	$33	$—	$86,069	$(332)	$(38,296)	$47,474

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Operating activities:
Net income (loss)	$3,449	$7,693	$(5,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,666	3,406	5,681
Stock-based compensation	—	—	4,628
Provision for losses on accounts receivable	489	421	306
Tax benefit of stock options exercised	—	366	—
Changes in operating assets and liabilities:
Receivables	(14,644)	(19,100)	(27,487)
Prepaid and other current assets	(733)	(621)	(191)
Accounts payable	683	744	1,916
Commissions and bonuses payable	988	309	1,025
Other accrued liabilities	1,347	2,186	1,541
Deferred revenue	13,408	19,767	44,782
Other	(915)	(276)	(150)
Net cash provided by operating activities	6,738	14,895	27,043
Investing activities:
Purchases of short-term investments	(57,063)	(26,581)	(53,276)
Sales or maturities of short-term investments	25,875	34,455	37,464
Purchase of property and equipment	(3,580)	(4,969)	(7,758)
Business acquisitions	—	(1,023)	(8,731)
Proceeds from sale of property and equipment	3	4	—
Intangible asset additions	(691)	(20)	(13)
Net cash provided by (used in) investing activities	(35,456)	1,866	(32,314)
Financing activities:
Proceeds from long-term debt	1,675	162	—
Proceeds from issuance of common stock:
Initial public offering, net of offering costs	39,972	—	—
Exercise of stock options and warrants	486	4,622	2,532
Employee stock purchase plan	690	656	189
Excess tax benefit of stock options exercised	—	—	400
Repurchase of common stock	(2)	—	—
Payments on long-term debt	(3,588)	(15)	(55)
Net cash provided by financing activities	39,233	5,425	3,066
Effect of foreign exchange rates on cash and cash equivalents	69	(256)	539
Net change in cash and cash equivalents	10,584	21,930	(1,666)
Cash and cash equivalents at beginning of period	8,360	18,944	40,874
Cash and cash equivalents at end of period	$18,944	$40,874	$39,208

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2005 and 2006

(1)          Business Description and Summary of Significant Accounting Policies

(a)          Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides customer experience management software solutions for companies of all sizes. The Company’s on demand software is designed to help companies improve their customer experiences while reducing operating costs. RightNow’s solutions go beyond traditional customer relationship management (“CRM”) solutions to support a business’ external customer-facing channels as well as sales, marketing and customer service operations. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with offices located in Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; San Mateo, California; Princeton, New Jersey; New York City and Rochester, New York; Washington D.C.; London, England; Sydney, Australia; Munich, Germany; and Tokyo, Japan. The Company operates in one segment, which is the customer experience management software market.

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

The Company’s customers are worldwide with approximately 75% of sales in the United States in each of the past three years. No individual customer accounted for more than 10% of the Company’s revenue in 2004, 2005 or 2006. One customer represented 11% of term receivables at December 31, 2005, and one customer represented 13% of accounts receivable at December 31, 2006.

Assets located outside North America were 11% and 12% of total assets at December 31, 2005 and 2006, respectively. The loss from operations outside the United States totaled $3.1 million, $6.2 million,

and $8.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
United States	$45,199	$64,409	$82,522
Europe	12,792	15,528	20,601
Asia Pacific	3,773	7,211	7,265
	$61,764	$87,148	$110,388

(d)           Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and their respective fair values; the carrying amount of property and equipment and intangible assets; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. Actual results could differ from those estimates.

(e)            Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

(f)             Short-Term Investments

Short-term investments in debt and equity securities are classified as available-for-sale and are recorded at fair market value as determined by quotations from national exchanges. Realized gains and losses are included in income based on the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments), net of tax, are recorded to Other Comprehensive Income (Loss), a component of stockholders’ equity.

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

Provisions to the allowance for doubtful accounts are charged to expense for accounts receivable and against deferred revenue for term receivables. Following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2004	2005	2006
Balance, beginning of year	$902	$1,581	$2,209
Provision charged to expense	489	421	306
Provision charged against deferred revenue	972	1,528	1,407
Write-downs charged against the allowance	(841)	(1,375)	(1,442)
Recoveries of amounts previously charged-off	59	54	141
Balance, end of year	$1,581	$2,209	$2,621

(h)          Property and Equipment

Property and equipment, including software purchased for internal use, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Repairs and maintenance are expensed as incurred.

(i)             Intangible Assets

Intangible assets include purchased technologies and goodwill. Purchased technologies are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives of three to five years. Goodwill is the excess of cost over the fair value of the net identifiable assets acquired in business acquisitions. Goodwill is not amortized, but is evaluated for impairment at least annually and more often if indicators of potential impairment exist.

(j)              Revenue Recognition

The majority of our revenue is generated from the delivery of software licenses, hosting and support services, and professional services. Revenue under these arrangements is recognized pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, issued by the American Institute of Certified Public Accountants. We acquired Salesnet, Inc. in May 2006 and account for those subscription services arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Our software products can be licensed over time (a “term” license) or perpetually. Hosting and support services involve the remote management of the software, technical assistance, and unspecified product upgrades on a when and if available basis. Professional services include consulting, training and development services.

Revenue is recognized when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been delivered or made available to the customer; c) the Company’s fee for providing the software and services is fixed and determinable; and d) collection of the Company’s fee is probable.

The Company sells its products primarily on a term basis. Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. Term contracts provide the right to use our software on another entity’s hardware without significant penalty. For term contracts, the Company recognizes software, hosting and support revenue ratably over the time period covered.

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

With the acquisition of Salesnet, Inc., the Company also provides subscription services arrangements. Subscription arrangements include access to our software via the Internet, and hosting and support services. The Company follows the guidance of Emerging Issues Task Force 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, where customers do not have the right to locate our software on another entity’s hardware without significant penalty. Subscription revenues are typically recognized monthly as the services are provided.

The Company’s policy is to record revenue net of any applicable sales, use or excise taxes.

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

The following table sets forth revenue by product or service as a percentage of total revenue:

	Year Ended December 31,
	2004	2005	2006
Revenue by type:
Recurring (term licenses, support and hosting)	59%	53%	57%
Perpetual licenses	22	25	21
Professional services	19	22	22
	100%	100%	100%

Deferred revenue represents amounts received or due from customers for which the revenue recognition criteria have not been met. The majority of deferred revenue results from the up front billing of term contracts while revenue is recognized ratably over the contractual term. Deferred revenue is recognized into revenue when the Company provides its products and services, assuming all other revenue recognition criteria noted above are met. The Company does not provide refunds for customer cancellations.

(k)           Sales Commissions

Sales commissions paid for term and perpetual license arrangements are expensed when earned, which is typically at the time the related sale is invoiced. Sales commissions paid on subscription agreements are deferred and charged to expense in proportion to the revenue recognized. Commission expense was $8.6 million, $10.7 million, and $15.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. Deferred commissions at December 31, 2006 were $213,000.

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

(n)          Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Goodwill is tested for impairment at least annually, and more frequently if indicators of potential impairment exist. No impairments of long-lived assets has been identified in any of the periods presented.

(o)           Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Weighted average common shares outstanding for basic net income (loss) per share	20,738	30,631	32,241
Effect of dilutive securities:
Redeemable convertible preferred stock	4,328	—	—
Employee stock options	4,055	3,028	—
Warrants	56	36	—
Weighted average shares outstanding for dilutive net income (loss) per share	29,177	33,695	32,241

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share because they had an anti-dilutive impact (in thousands):

	Year Ended December 31,
	2004	2005	2006
Employee stock options	43	359	3,913

(p)           Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123R”), for its stock-based compensation plans. Under SFAS 123R, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards. The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award. The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award. Pursuant to the income tax provisions included in SFAS 123R, the Company has elected the “short cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

The Company previously accounted for its stock-based compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”),

Accounting for Stock-Based Compensation—Transition and Disclosures. Under APB 25, no compensation expense was recorded in earnings for the Company’s stock-based awards. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in the footnotes to the consolidated financial statements in accordance with SFAS 123.

The Company has elected to use the modified prospective transition method as permitted under SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, compensation cost recorded in the year ended December 31, 2006 includes the cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock-based awards granted after December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

(r)            Comprehensive Income (Loss)

Comprehensive loss includes net income or loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Additional elements of other comprehensive income or loss are attributable to foreign currency translation adjustments and unrealized gains or losses on short-term investments.

(s)            Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $1.9 million, $2.7 million and $4.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

(t)             Reclassifications

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

(2)          Acquisitions

Convergent Voice

In May 2005, the Company purchased the intellectual property and other assets, and hired certain personnel, of Convergent Voice. Convergent Voice developed certain voice automation technologies that in combination with the Company’s applications enable: a) telephone queries of the Company’s knowledgebase; b) submission of questions by phone that can be subsequently answered either electronically or by return phone call; and c) submission of queries that access back office systems, such as an order processing system, to obtain the status of an order.

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

Salesnet, Inc.

On May 22, 2006, the Company acquired the outstanding common and preferred stock of Salesnet, Inc. (“Salesnet”), a provider of on demand sales force automation solutions, for $8.7 million in net cash paid at closing. The acquisition added several hundred clients to the Company’s customer base, and is expected to accelerate the product development of the Company’s sales force automation product set, and increase the Company’s domain expertise in sales automation. The acquisition is being accounted for under the purchase method of accounting and, accordingly, the results of Salesnet are included in the condensed consolidated financial statements since the acquisition date.

The Company has allocated the purchase price to the Salesnet assets acquired and liabilities assumed at estimated fair values, after considering a number of factors, including the use of an independent appraisal. The purchase price and purchase price allocation are as follows (amounts in thousands):

Cash consideration	$9,015
Direct acquisition costs	182
Total purchase price	$9,197
Purchase price allocation:
Cash and cash equivalents	$466
Accounts receivable	407
Property and equipment	264
Other assets	208
Intangible assets	8,488
Accounts payable and accrued liabilities	(358)
Deferred revenue	(252)
Capitalized lease obligations	(26)
Total purchase price	$9,197

The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$4,358
Customer relationships	3,250
Technology	740
Trade name and trademarks	140
Intangible assets	$8,488

The excess of the purchase price over the estimated fair value of the net assets acquired of $4.4 million has been recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but will be subject to periodic impairment testing in future periods. The customer relationships and technology intangible assets will be amortized over a period of four years using the straight-line method. The trade name and trademarks will be amortized over a period of three years using the straight-line method.

Pro forma results of the business combinations have not been provided because the effect is not material on an individual or aggregate basis.

(3)          Initial Public Offering of Common Stock

In August 2004, the Company completed the sale of approximately 6.4 million shares of common stock, including the underwriters’ exercise of an over-allotment option, at a public offering price of $7.00 per share. Net proceeds of the offering were $40 million after deducting underwriters’ commissions and other offering expenses. Outstanding shares of Series A and Series B redeemable convertible preferred stock were automatically converted into shares of common stock, on a one-for-one basis, at the closing of the offering. In addition, warrants to acquire shares of Series B redeemable convertible preferred stock were automatically converted into warrants to acquire common stock.

(4)          Supplemental Cash Flow Information

Supplemental statement of cash flow information follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$127	$5	$17
Income taxes	100	239	280
Non-cash financing activities:
Conversion of preferred stock into common stock	$32,155	$—	$—
Conversion of warrants to acquire preferred stock
into warrants to acquire common stock	291	—	—
Issuance of warrants to acquire preferred stock	40	—	—
Issuance of common stock upon exercise of warrants	—	291	—

(5)          Cash and Cash Equivalents, and Short-Term Investments

The components of cash and investments at December 31, 2005 and 2006 are as follows (in thousands):

		Unrealized		Fair Market	Cash and Cash	Short-term
December 31, 2005	Cost	Gains	Losses	Value	Equivalents	Investments
Cash and cash equivalents:
Cash and money market funds	$15,523	$—	$—	$15,523	$15,523	$—
Fixed maturity securities:
Commercial paper	18,162	4	(1)	18,165	18,165	—
Corporate notes and bonds	1,331	—	—	1,331	680	651
U.S. Government agency securities	17,594	1	(78)	17,517	3,951	13,566
State and municipal securities	6,658	—	(6)	6,652	2,555	4,097
Sub-total	59,268	5	(85)	59,188	40,874	18,314
Equity securities:
Auction rate preferred stocks	5,000	—	—	5,000	—	5,000
Totals at December 31, 2005	$64,268	$5	$(85)	$64,188	$40,874	$23,314

		Unrealized		Fair Market	Cash and Cash	Short-term
December 31, 2006	Cost	Gains	Losses	Value	Equivalents	Investments

Cash and cash equivalents:
Cash and money market funds	$19,811	$—	$—	$19,811	$19,811	$—
Fixed maturity securities:
Commercial paper	16,873	27	—	16,900	16,401	499
Corporate notes and bonds	4,730	3	(5)	4,728	800	3,928
U.S. Government agency securities	22,378	1	(33)	22,346	2,196	20,150
State and municipal securities	1,975	—	—	1,975	—	1,975
Sub-total	65,767	31	(38)	65,760	39,208	26,552
Equity securities:
Auction rate preferred stocks	12,575	—	—	12,575	—	12,575
Totals at December 31, 2006	$78,342	$31	$(38)	$78,335	$39,208	$39,127

The unrealized losses of $38,000 at December 31, 2006 related to investment-grade, fixed income securities, and are primarily attributable to changes in interest rates. Approximately $30,000 of the unrealized losses related to securities held more than one year. Management does not believe any of the unrealized losses at December 31, 2006 represent an other-than-temporary impairment. Realized gains and losses from sales of available-for-sale securities in 2004, 2005 and 2006 were insignificant.

Underlying maturities of short-term investments in debt instruments at December 31, 2006 were approximately $16.6 million within one year, $8.0 million between one and five years, and $2.0 beyond ten years. These items are classified as short-term because they represent investments of cash that are available for current operations.

(6)          Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,
	2005	2006
Computer equipment	$10,525	$14,043
Software purchased for internal use	3,615	5,641
Equipment	1,012	1,174
Furniture and fixtures	994	1,328
Leasehold improvements	185	191
Total cost	16,331	22,377
Less accumulated depreciation	(9,880)	(12,304)
	$6,451	$10,073

(7)          Intangible assets

The following table sets forth information regarding intangible assets (in thousands):

	Goodwill	Customer Relationships	Purchased Technologies	Total
As of December 31, 2005:
Gross carrying value	$—	$—	$3,021	$3,021
Accumulated amortization	—	—	(1,534)	(1,534)
Net carrying value	$—	$—	$1,487	$1,487
As of December 31, 2006:
Gross carrying value	$4,358	$3,250	$3,914	$11,522
Accumulated amortization	—	(496)	(2,190)	(2,686)
Net carrying value	$4,358	$2,754	$1,724	$8,836
Weighted-average amortization period: (in years)	n/a	4.0	4.5	4.2
Aggregate amortization expense:
2005	$—	$—	$582	$582
2006	—	496	655	1,151
Estimated amortization expense:
2007	$—	$813	$580	$1,393
2008	—	812	581	1,393
2009	—	812	429	1,241
2010	—	317	134	451
2011	—	—	—	—

(8)          Long-Term Debt and Credit Facility

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2006
Obligations under capital leases for tenant improvements to leased property, payable monthly in installments of $3 through May 2010 at 6% interest	$147	$116
Less current portion	30	31
Long-term debt, excluding current portion	$117	$85

In 2005, the Company entered into an office lease agreement that included $162,000 of tenant improvements, which have been capitalized and will be repaid to the landlord over the initial lease term of five years. The improvements are being amortized over an expected useful life of seven years since the Company expects to renew the office lease upon its initial term expiration in 2010. In 2006, the Company assumed $26,000 of capital lease obligations as part of its acquisition of Salesnet, Inc., which were paid in full during 2006.

During 2005 and 2006, the Company had a $3.0 million working capital line of credit agreement with a commercial bank. Advances under the line bear a variable rate of interest which approximates the prime lending rate, and are payable monthly. The working capital line of credit is secured by substantially all of the United States dollar-denominated accounts receivable of the Company. There were no advances under the line during 2005 or 2006.

(9)          Redeemable Convertible Preferred Stock

The Company has authorized 15 million shares of preferred stock, $.001 par value, which may be issued from time to time by its board of directors without further action by stockholders. Shares of preferred stock may be issued with dividend, redemption, voting or other rights senior to existing common shares. There were no outstanding shares of preferred stock at December 31, 2005 or 2006.

(10)   Stock-Based Compensation

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the “equity plans”) provide for stock options to be granted to employees, consultants, independent contractors, officers and directors. The equity plans have been approved by stockholders. Except for automatic grants to directors, options are granted at the discretion of the Company’s board of directors, at an exercise price and term determined by the board. However, exercise prices are not less than the fair market value at the date of grant, and the term of the options is not greater than ten years. Options generally vest over a period of four years in eight equal increments. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase shares of common stock at a discount to the fair market value at the date of purchase. Purchase periods under the ESPP are consecutive six-month periods ending on the last day in June and December each year. Shares issued to satisfy stock option exercises and ESPP are newly issued. At December 31, 2006, the Company had approximately 3.6 million shares available for future issuance under the equity plans and ESPP.

Compensation expense recognized in the statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the consolidated statement of operations (amounts in thousands):

2006
Stock-based compensation expense:
Cost of software, hosting and support	$193
Cost of professional services	471
Sales and marketing	1,929
Research and development	834
General and administrative	1,201
Stock-based compensation expense before income taxes	4,628
Income tax provision (benefit)	—
Stock-based compensation expense, net of income taxes	$4,628

No stock-based compensation expense was capitalized during the year ended December 31, 2006.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our consolidated financial statements for the year ended December 31, 2006 (amounts in thousands, except per-share amounts):

	December 31, 2006
	As reported under SFAS 123R	If reported under APB 25
Condensed consolidated statement of operations:
Loss from operations	$(7,542)	$(2,914)
Income (loss) before income taxes	(4,478)	150
Net loss	(5,008)	(380)
Net loss per share:
Basic	$(0.16)	$(0.01)
Diluted	(0.16)	(0.01)
Condensed consolidated statement of cash flows:
Cash provided by operating activities	$27,043	$27,443
Cash provided by financing activities	3,066	2,666

Unrecognized compensation expense of outstanding stock options at December 31, 2006 was approximately $9.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table illustrates the effect on reported net income and net income per share for the years ended December 31, 2004 and 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards (in thousands, except per-share data):

	2004	2005
Net income as reported	$3,441	$7,693
Add stock-based compensation included in the determination of net income (loss)	—	13
Less stock-based compensation expense determined under the fair value method	(1,289)	(3,292)
Pro forma net income	$2,152	$4,414
Net income per share:
Basic
As reported	$0.17	$0.25
Pro forma	0.10	0.14
Diluted:
As reported	$0.12	$0.23
Diluted	0.07	0.13

The estimated weighted-average fair value per share of stock options granted in 2004, 2005 and 2006 was $6.05, $7.23 and $8.43, respectively. The estimated fair value of shares purchased under the ESPP for the six months ended December 31, 2004 and June 30, 2005 was $2.43 and $5.82, respectively. For the purchase periods ending June 30, 2006 and December 31, 2006 and 2005, no compensation cost was recognized in the accompanying statement of operations because the terms of the plan were deemed noncompensatory under SFAS 123R. Assumptions used to obtain the estimated fair values were:

	2004	2005	2006
Employee stock options
Weighted average risk free rate	3.5%	4.1%	4.7%
Weighted average expected term	5.0 yrs	5.0 yrs	4.4 yrs
Weighted average volatility	78%	67%	57%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Risk free rate	2.0%	2.9%	—
Expected term	0.5 yrs	0.5 yrs	—
Volatility	78%	75%	—
Dividend yield	0%	0%	—

Key assumptions used to estimate the fair value of stock awards are as follows:

Risk Free Rate:   The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award.

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

Dividend Yield:   The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans was as follows (option shares in thousands):

	Shares available for grant	Shares Underlying Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2003	1,464	5,357	$1. 60
Additional reserve for the 2004 Equity Incentive Plan(1)	2,504	—	—
Granted	(887)	887	9.26
Exercised	—	(616)	0.79
Forfeited, expired, exchanged or canceled(2)	72	(116)	2.95
Balance at December 31, 2004	3,153	5,512	2.89
Annual reserve addition(3)	1,000	—	—
Granted	(1,263)	1,263	12.39
Exercised	—	(2,616)	1.77
Forfeited, expired, exchanged or canceled(2)	117	(261)	7.63
Balance at December 31, 2005	3,007	3,898	$6.41
Annual reserve addition(3)	1,000	—	—
Granted	(1,205)	1,205	16.74
Exercised	—	(904)	2.80
Forfeited, expired, exchanged or canceled(2)	227	(286)	12.71
Balance at December 31, 2006	3,029	3,913	$9.96	$29,023	7.4
Vested or expected to vest at December 31, 2006		3,420	$9.33	$27,474	7.2
Exercisable at December 31, 2006		1,845	$6.58	$19,731	6.1

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

(3)          The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of; a) 1,000,000 shares, b) 4% of the number of outstanding common shares on the last day of the previous fiscal year, or c) such lesser amount as determined by the board of directors. The automatic annual increase has been approved by shareholders through December 31, 2014.

The following table summarizes information about the stock options outstanding at December 31, 2006 (option shares in thousands):

	Options outstanding			Options exercisable
Exercise price range	Number outstanding	Weighted average exercise price	Weighted average remaining contractual life	Number currently exercisable	Weighted average exercise price
$0.08 - $0.90	241	$0.34	2.6	241	$0.34
$1.50 - $1.50	847	1.50	5.8	614	1.50
$1.51 - $8.90	599	7.38	7.3	347	6.92
$8.91 - $12.81	561	11.71	7.3	306	11.32
$12.82 - $14.72	589	13.94	8.6	156	13.84
$14.73 - $16.58	658	16.23	9.5	123	16.31
$16.59 - $19.44	418	18.58	9.2	58	18.96
	3,913	$9.96	7.4	1,845	$6.58

The total intrinsic value of options exercised in 2004, 2005 and 2006 was $2.8 million, $32.3 million and $12.4 million, respectively.

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

In February 2004, in connection with amendments to equipment and commercial bank loans outstanding at that time, the Company issued warrants to purchase 14,666 shares of Series B preferred stock at an exercise price of $4.50 per share. The warrants were exercisable through the later of five years from the date of grant or three years after closing of an initial public offering by the Company. The warrants were recorded at the estimated fair value $40,000, using the following assumptions:

2004
Value of underlying common stock	$4.50
Risk free rate	4.9%
Expected term	10 yrs
Dividend yield	0%
Volatility	100%

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

(11)   Commitments and Contingencies

(a)          Operating Leases

The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements with various expiration dates through 2014. Future minimum payments for the next five years and thereafter as of December 31, 2006, under these leases, are as follows:

2007	$3,363,000
2008	2,971,000
2009	2,826,000
2010	2,328,000
2011	1,389,000
Thereafter	775,000

Rent expense was $1.4 million, $1.9 million and $2.8 million in 2004, 2005 and 2006, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. The Company has no contingent rent agreements.

The Company leases a portion of its office facilities from a development group, of which the Company’s chief executive officer is a 50% member and the Company’s Vice President of Delivery is a 25% member. During 2004, 2005 and 2006, the Company paid $605,000, $742,000 and $833,000, respectively, to the development group under these leases.

(b)           Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

Future minimum payments as of December 31, 2006 under these arrangements were $1.8 million in 2007, $600,000 in 2008, $295,000 per year for 2009 and 2010, and $148,000 in 2011.

(c)            Warranties and Indemnification

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. To date, the Company has not provided material credits, or cancelled any agreements related to these service level agreements.

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

(d)           Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes that the resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Legal fees are charged to expense as incurred, unless the probability of incurring a loss is high and the amount can be reasonably estimated, in which case the estimated loss is accrued.

(12)   Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
United States	$6,614	$14,386	$3,655
Foreign	(3,065)	(6,215)	(8,133)
	$3,549	$8,171	$(4,478)

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Current:
Federal	$—	$454	$120
Foreign	94	76	80
State	6	(52)	330
Total current	100	478	530
Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred	—	—	—
	$100	$478	$530

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax expense is as follows:

	Year Ended December 31,
	2004	2005	2006
Statutory Federal tax rate	34%	34%	(34)%
Net operating loss tax benefits (realized) not realized	(41)	(40)	54
Tax credits	—	—	(37)
Stock-based compensation	—	—	11
U.S. Federal alternative minimum tax	—	6	3
State income taxes, net of federal benefit	—	(1)	5
Foreign taxes	3	1	2
Foreign tax rate differential	3	4	6
Nondeductible meals & entertainment expense	3	2	4
Other	1	—	(2)
	3%	6%	12%

Deferred tax components are as follows (in thousands):

	At December 31,
	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$6,978	$10,591
Deferred revenue	3,695	4,196
Stock compensation	—	907
Tax credits	1,550	639
Other	1,408	3,592
Total deferred tax assets	13,631	19,925
Valuation allowance	(12,533)	(17,903)
Net deferred tax assets	1,098	2,022
Deferred tax liabilities:
Fixed assets and intangibles	(325)	(1,056)
Other	(773)	(966)
Total deferred tax liabilities	(1,098)	(2,022)
Net deferred tax assets	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that any or all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets. The valuation allowance increased by $3.3 million and $5.4 million in 2005 and 2006, respectively.

At December 31, 2006, the Company had domestic Federal and state net operating loss carryforwards of approximately $41.9 million and $43.6 million, respectively. Federal net operating loss carryforwards expire at various dates between 2021 and 2025, while state net operating loss carryforwards expire between 2007 and 2025. In addition, the Company has federal and state research and development credits and foreign tax credits available to reduce future domestic income taxes. The federal and state research and development credits expire between 2019 and 2025, and between 2015 and 2020, respectively. The foreign tax credits expire between 2007 and 2016. The Company also has approximately $27.9 million of foreign net operating loss carryforwards that are not subject to expiration.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryforwards and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company believes its acquisition of Salesnet, Inc. in May, 2006 constitutes an ownership change to that entity, and therefore the availability of Salesnet, Inc.’s net operating loss carryforwards will be limited in future years.

As part of the acquisition of Salesnet, Inc. in May, 2006, the Company recognized deferred tax assets and liabilities for the difference between the assigned book values and the respective tax bases for the acquired assets and liabilities. A full valuation allowance of $3.3 million was also recognized at the acquisition date due to the uncertainty of realization of the net deferred tax assets. The potential future realization of these deferred tax assets will be first recorded to reduce to zero any goodwill that arose from the acquisition.

Our deferred tax assets as of December 31, 2005 and 2006 have been reduced to reflect the 2006 adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123R”). In periods subsequent to the adoption of SFAS 123R, net operating loss carryforwards and other attributes. created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Instead such amounts are recorded as an addition to stockholders’ equity if and when they are utilized. Deferred tax assets and the related valuation allowance in the above presentation have been reduced by $13.1 million and $16.8 million, as of December 31, 2005 and 2006, respectively, for the effect of excess tax deductions from stock options. As the deferred tax assets created by equity compensation are fully offset by a valuation allowance, there were no changes to our deferred tax provision for any years presented as a result of our adoption of SFAS 123R.

(13)   Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2005 and 2006. The fair values of remaining financial instruments on the Company’s consolidated balance sheets were:

	2005		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	In thousands
Term receivables—current	$15,376	$15,376	$23,806	$23,806
Term receivables—noncurrent	10,697	9,412	24,805	20,690
Debt	147	141	116	117

The values provided are representative of fair values as of December 31, 2005 and 2006, and do not reflect subsequent changes in interest, tax or currency exchange rates, or other variables that may affect the determination of fair value. The following methods and assumptions were used to estimate fair values:

Term receivables—current: The carrying amount approximated fair value at the respective dates due to the relative short maturities of this item.

Term receivables—noncurrent:  Fair value for term receivables due beyond one year from December 31, 2005 and 2006, has been estimated by discounting the carrying amount by a current rate of interest for the period of time the items are expected to be outstanding.

Debt: The fair value of long-term debt has been estimated by discounting the carrying amount by a current rate of interest for the period of time the debt is expected to be outstanding.

(14)   Employee Benefit Plans

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of 12% of their salary or the statutorily prescribed limit to the plan. Employees are eligible after 90 days of service. At its discretion, the Company may make matching contributions. The Company made matching contributions during 2004, 2005 and 2006 of $542,000, $680,000 and $936,000, respectively. The Company also has retirement benefit plans related to its foreign subsidiaries. Amounts expensed under these plans were $165,000, $274,000 and $275,000 during 2004, 2005 and 2006, respectively.

The Company has a medical, dental and vision benefit plan and a short-term disability program covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company contributions to the plan were $877,000, $1.2 million and $2.0 million during 2004, 2005 and 2006, respectively. During 2006 the plan maintained individual and aggregate stop loss insurance policies on the medical portion of the plan of $75,000 and $2.8 million (based on actual plan participants, adjusted monthly), respectively, to mitigate losses.

In July 2004 the Company adopted the 2004 Employee Stock Purchase Plan (“Plan”) which became effective in conjunction with the initial public offering of common stock. The Plan is administered by the compensation committee of the board of directors and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the terms of the plan, substantially all employees are eligible to purchase shares of RightNow common stock through periodic after-tax payroll deductions at a purchase price established by the administrator. Payroll deductions are limited to 15% of the employee’s regular compensation for each purchase period. The administrator may set the purchase price equal to or discounted from fair market value on the first or last day of each purchase period. Purchase periods are consecutive six-month periods ending on the last day in June and December each year. For the purchase periods ended December 31, 2005 and 2006, and June 30, 2006, the plan was deemed noncompensatory because the terms were no more favorable than those available to all holders of our common stock. Activity under the plan for 2004, 2005 and 2006 was as follows:

	Purchase Date
	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2004	2005	2005	2006	2006
Purchase price per share	$7.00	$10.22	$17.54	$15.85	$16.36
Shares purchased	98,471	51,629	7,322	6,830	4,957

(15)   Quarterly Results (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth uarter
Operating statement data:
Total revenue	$18,342	$21,078	$23,154	$24,574
Gross profit	13,582	15,923	17,875	18,701
Net income	801	1,559	2,343	2,990
Net income per share:
Basic	$0.03	$0.05	$0.08	$0.09
Diluted	0.02	0.05	0.07	0.09

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth uarter
Operating statement data:
Total revenue	$24,631	$26,908	$30,088	$28,761
Gross profit	17,756	18,808	21,452	20,002
Net income (loss)	(440)	(1,755)	(519)	(2,294)
Net income (loss) per share:
Basic	$(0.01)	$(0.05)	$(0.02)	$(0.07)
Diluted	(0.01)	(0.05)	(0.02)	(0.07)