Form 10-Q
period 2007-03-31
RIGHTNOW TECHNOLOGIES INC
filed 2007-05-08
CIK 1111247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

000-31321

(Commission File No.)

RIGHTNOW TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0503640
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

136 Enterprise Boulevard

Bozeman, Montana 59718-9300

(Address of Principal Executive Offices) (Zip Code)

(406) 522-4200

 (Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2007 was 32,964,123.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2007

i

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2006	March 31, 2007
Assets
Cash and cash equivalents	$39,208	$44,899
Short-term investments	39,127	37,578
Accounts receivable	32,021	25,050
Term receivables, current	23,806	20,555
Allowance for doubtful accounts	(2,621)	(2,273)
Receivables, net	53,206	43,332
Prepaid & other current assets	2,498	3,676
Total current assets	134,039	129,485

Property and equipment, net	10,073	10,715
Term receivables, non-current	24,805	19,349
Intangible assets, net	8,836	8,538
Other	489	842
Total Assets	$178,242	$168,929

Liabilities and Stockholders’ Equity
Accounts payable	$4,417	$3,286
Commissions and bonuses payable	4,069	2,902
Other accrued liabilities	7,588	10,532
Current portion of long-term debt	31	32
Current portion of deferred revenue	67,560	67,444
Total current liabilities	83,665	84,196

Long-term debt, less current portion	85	77
Deferred revenue, net of current portion	47,018	41,241

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	86,069	88,064
Accumulated other comprehensive loss	(332)	(384)
Accumulated deficit	(38,296)	(44,298)
Total stockholders’ equity	47,474	43,415
Total Liabilities and Stockholders’ Equity	$178,242	$168,929

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenue:
Software, hosting and support	$19,310	$19,819
Professional services	5,321	5,883
Total revenue	24,631	25,702

Cost of revenue:
Software, hosting and support	2,771	4,394
Professional services	4,104	5,171
Total cost of revenue	6,875	9,565

Gross profit	17,756	16,137

Operating expenses:
Sales and marketing	13,726	15,727
Research and development	3,130	4,296
General and administrative	2,056	2,860
Total operating expenses	18,912	22,883

Loss from operations	(1,156)	(6,746)

Interest and other income, net	672	828

Loss before income taxes	(484)	(5,918)
(Provision) benefit for income taxes	44	(84)
Net loss	$(440)	$(6,002)

Net loss per share:
Basic	$(0.01)	$(0.18)
Diluted	$(0.01)	$(0.18)

Shares used in the computation:
Basic	31,943	32,858
Diluted	31,943	32,858

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2007
Operating activities:
Net loss	$(440)	$(6,002)
Non-cash adjustments:
Depreciation and amortization	1,105	1,675
Recoveries of uncollectible accounts receivable	(248)	(69)
Stock-based compensation	783	1,302
Changes in operating accounts:
Receivables	(9,798)	15,427
Prepaid expenses	(167)	(1,471)
Accounts payable	688	(1,133)
Commissions and bonuses payable	787	(1,171)
Other accrued liabilities	503	2,881
Deferred revenue	12,976	(6,056)
Other	(137)	(23)
Cash provided by operating activities	6,052	5,360

Investing activities:
Net change in short-term investments	(3,749)	1,549
Acquisition of property and equipment	(1,140)	(1,987)
Other	(10)	(29)
Cash used in investing activities	(4,899)	(467)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	433	643
Excess tax benefits of stock options exercised	—	49
Payments on long-term debt	(8)	(7)
Cash provided by financing activities	425	685

Effect of foreign exchange rates on cash and cash equivalents	(8)	113

Increase in cash and cash equivalents	1,570	5,691

Cash and cash equivalents at beginning of period	40,874	39,208
Cash and cash equivalents at end of period	$42,444	$44,899

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)                     Business Description and Basis of Presentation

Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides industry-leading software solutions that help companies improve customer experiences while reducing operating costs.  The Company’s solutions are designed to go beyond traditional customer relationship management (“CRM”) solutions to support a business’s external customer-facing channels as well as sales, marketing and customer service operations.  Founded in 1995, RightNow is headquartered in Bozeman, Montana, with additional offices in the United States, Europe, Australia and Japan.  The Company operates in one segment, which is the customer experience management market.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2007, and results of operations and cash flows for the three month periods ended March 31, 2006 and 2007.  The interim period results are not necessarily indicative of the results to be expected for the full year.

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

(2) Certain Risks and Concentrations

The Company’s revenue is derived from the subscription, license, hosting and support of its software products and provision of related professional services.  The markets in which the Company competes are highly competitive and rapidly changing.  Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company’s operating results.  The Company has historically derived a majority of its revenue from customer service software solutions.  These products are expected to continue to account for a significant portion of revenue for the foreseeable future.  As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

The Company’s customers are worldwide with approximately 70% to 75% of sales in the United States.  No individual customer accounted for more than 10% of the Company’s revenue in 2006 or the first three months of 2007.  One customer represented 13% of accounts receivable at December 31, 2006 and one customer represented 12% of accounts receivable at March 31, 2007.

As of December 31, 2006 and March 31, 2007, assets located outside the United States were 12% and 13% of total assets, respectively.   The loss from operations outside of the United States totaled $1.9 million and $2.5 million for the three months ended March 31, 2006 and 2007, respectively.  Revenue by geographical region follows (in thousands):

	Three Months Ended March 31,
	2006	2007

United States	$17,368	$18,472
Europe	5,014	5,359
Asia Pacific	2,249	1,871
	$24,631	$25,702

(3) Revenue Recognition

The Company earns its revenues from the delivery of software, hosting and support services, and from the delivery of professional services.  Beginning in 2007, the majority of software, hosting and support revenues are earned under subscription service arrangements (“subscriptions”).  Prior to and continuing into 2007, software, hosting and support revenues are also earned under software license arrangements (“licenses”).

The Company recognizes revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue is recognized when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been made available or delivered to the customer; c) the Company’s fee for providing the software and services is fixed and determinable; and d) collection of the Company’s fee is probable.

Subscriptions include access to the Company’s software via its hosting services, technical support, and product upgrades when and if available, all for a bundled fee and revenue is recognized ratably over the contractual term.

Under EITF 00-21, value is assigned to each deliverable of an arrangement using prices established when the elements are sold stand-alone.  The arrangement fee is then allocated to the individual elements based on their relative fair values.  Revenue for each element is recognized based on the criteria above.  If fair value of one or more undelivered elements does not exist, the revenue is recognized when delivery of those elements occurs or when fair value can be established.

The Company applies EITF 00-21 to its subscriptions as opposed to Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) because, under the Company’s subscription contracts, the customer does not have the right to take possession of the software.  In accordance with Emerging Issues Task Force Issue No. 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-03”), such arrangements are considered service contracts and are not within the scope of SOP 97-2.

Professional services, when sold with a subscription offering, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable.  When accounted for separately, professional services revenues are recognized as performed based on hours incurred.  If professional services do not qualify for separate accounting, the Company recognizes the professional services revenue ratably over the term of the agreement.

Prior to its change to selling subscriptions, the majority of the Company’s revenues were earned under license arrangements.  License sales have continued into 2007 for a limited number of new and existing customers.  Revenue under license arrangements is recognized pursuant to the requirements of SOP 97-2 and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.  Licenses include the same elements as subscriptions, plus the right to take possession of the software for no additional fee.  Licenses are sold for a period of time (a “term” license) or perpetually.  Term license revenue is recognized ratably over the contractual period.  Revenue for perpetual licenses element is determined using the residual method and is recognized upon delivery.  Revenue for the hosting and support elements under a perpetual license is determined based on the price when sold separately, and recognized ratably over the contractual timeframe.

The Company’s policy is to record revenue net of any applicable sales, use or excise taxes.

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired. If the fee for the license has any payment term that is due in excess of the Company’s normal payment terms (over 90 days), the fee is considered to not be fixed or determinable, and the amount of revenue recognized (a) for perpetual license arrangements is limited to the amount currently due from the customer, or (b) for term license or subscription arrangements is limited to the lesser of the amount currently due from the customer or a ratable portion of the arrangement fee.

Certain customers have entered into agreements with us that require them to pay a minimum charge for fixed usage and excess usage charges if they exceed fixed minimums. Usage above fixed minimums requires payment of additional fees if the Company’s software is used by more than a specified number of users or for more than a specified number of interactions. Fixed minimums are recognized as revenue ratably over the term of the arrangement. Usage fees above fixed minimums are recognized as revenue when such amounts are known and billed.

Separate contracts with the same customer that are entered into at or near the same time are generally presumed to have been negotiated together and may be combined and accounted for as a single arrangement, depending on facts and circumstances.

Deferred revenue represents amounts received or due from customers for which the revenue recognition criteria have not been met. The majority of deferred revenue results from the up front billing of term and subscription contracts while revenue is recognized ratably over the contractual period. Deferred revenue is recognized into revenue when the Company provides its products and services, assuming all other revenue recognition criteria noted above are met. Under subscriptions, the amount currently due and payable from the customer is reflected in accounts receivable and deferred revenue, under licenses, the full customer commitment is reflected in accounts receivable for amounts currently due, or term receivables for amounts due over the contractual term, and deferred revenue because the Company has the contractual right to collect the entire arrangement fee.

(4)  Sales Incentives

In conjunction with the Company’s business model change, beginning in 2007 sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized.  Sales incentives paid for licenses  are expensed when earned, which is typically at the time the related sale is invoiced.  Sales incentive expense was $3.6 million and $2.1 million for the three months ended March 31, 2006 and 2007, respectively.  Deferred commissions were zero and $1.1 million at March 31, 2006 and 2007, respectively.

(5) Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2006	2007

Weighted average common shares outstanding for basic net income (loss) per share	31,943	32,858
Effect of dilutive securities:
Employee stock options	—	—
Weighted average shares outstanding for dilutive net income (loss) per share	31,943	32,858

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2006	2007

Employee stock options	4,052	4,263

(6) Comprehensive Income (Loss)

Comprehensive loss for the comparative periods was as follows (in thousands):

	Three Months Ended March 31,
	2006	2007

Net loss	$(440)	$(6,002)
Other comprehensive income (loss):
Unrealized gain on short-term investments	14	16
Foreign currency translation adjustments	(6)	(68)
Comprehensive loss	$(432)	$(6,054)

(7)                                 Stock-Based Compensation

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

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended March 31,
	2006	2007
Stock-based compensation expense:
Cost of software, hosting and support	$38	$58
Cost of professional services	97	125
Sales and marketing expenses	366	658
Research and development expenses	159	226
General and administrative expenses	123	235
Stock-based compensation expense	$783	$1,302

No stock-based compensation expense was capitalized during the three months ended March 31, 2006 or 2007.

Unrecognized compensation expense of outstanding stock options at March 31, 2007 was approximately $18 million, which is expected to be recognized over a weighted average period of 2.8 years.

The estimated weighted average fair value per share of stock options granted in the three months ended March 31, 2006 and 2007 was $9.59 and $7.95, respectively.  Assumptions used to obtain the estimated fair values were:

	Three Months Ended March 31,
	2006	2007
Weighted average risk free rate	4.4%	4.7%
Expected term	4.8 yrs	4.3 yrs
Volatility	57%	53%
Dividend yield	0%	0%

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

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the three months ended March 31, 2007 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2006	3,029	3,913	$9.96
Annual reserve addition (1)	1,000	—	—
Granted	(595)	595	16.61
Exercised	—	(151)	4.26
Forfeited, expired, exchanged or canceled (2)	86	(94)	13.60
Balance at March 31, 2007	3,520	4,263	$11.01	$23,958	7.5

Vested or expected to vest at March 31, 2007		3,394	$10.14	$21,918	7.2

Exercisable at March 31, 2007		1,884	$7.06	$17,798	5.9

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

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $2.1 million and $1.8 million, respectively.

From time to time the Company may grant options to purchase stock to consultants.  The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging

Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.  There were no stock options granted to non-employees for the three months ended March 31, 2006 or 2007.

(8)                     Commitments and Contingencies

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

(9)                     Income Taxes

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2006 and March 31, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations.  The amount of interest and penalties for the three months ended March 31, 2007 was insignificant.  Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

We released our initial version of RightNow Service in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone and proactive outbound email communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing, RightNow Sales, and RightNow Feedback which automate aspects of marketing campaigns sales operations, and customer monitoring.  In May 2005, we purchased the assets of Convergent Voice, and added voice enabled-CRM capabilities to our product portfolio.  In May 2006, we purchased Salesnet, Inc., a provider of salesforce automation solutions.  In February 2007, we released RightNow 8, our newest enterprise-class solution for service, sales and marketing.  To date, approximately 80% to 90% of our revenue has been generated by the RightNow Service suite.

We have approximately 1,800 customers worldwide as of March 31, 2007, and our products served more than 350 million customer interactions, or unique sessions hosted by our solutions, during the quarter ended March 31, 2007.  We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

2007 Business Model Changes

To better align with industry practice, we have changed the nature of the majority of our product offerings beginning in 2007 from software license arrangements to subscription service arrangements (e.g. “subscriptions”).  As the industry and business models for “software as a service” or “on demand” have evolved, the standard form of arrangements are service agreements rather than licenses of software that can be hosted.  We believe providing offerings in this manner will ultimately increase our market penetration.

Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data via the Internet.  Our previous terms of sale provided the customer a software license, and for no additional fee, the customer could choose to have the software hosted by us, by themselves or by someone else.  We believe that revenue recognition for service arrangements will not be materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement.  We also believe that additions to deferred revenue for our subscriptions will be less than that deferred for our licenses because under subscriptions, only the amount currently due from the customer is recorded to accounts receivable and deferred revenue.  Under licenses, the full customer commitment is recorded to receivables and deferred revenue whether or not currently due because we have the contractual right to collect the entire arrangement fee.

Also beginning in 2007, we have begun to essentially discontinue selling perpetual software licenses, which represented 21% of our revenue in 2006. Although we expect to ultimately increase the lifetime value of our customer arrangements through sales of subscriptions, the substantial elimination of perpetual license sales will materially and adversely impact our operating results for 2007 when compared to 2006 as perpetual revenue has generally been recognized in full upon delivery of the license.

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

Software, hosting and support revenue includes fees earned under subscriptions and software license arrangements.  Subscription arrangements include a bundled fee to access the software and data via our hosting services, and support services.  Subscription revenue is recorded ratably over the length of the agreement.  Our hosting services provide remote management and maintenance of our software and customers’ data which is physically located in third party facilities.  Customers’ access “hosted” software and data via secure Internet connection.  Support services include technical assistance for our software products and unspecified product upgrades on a when and if available basis.

License arrangements can be over time (a “term” license) or perpetual.  For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement.  Perpetual license revenue is recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period.  Perpetual license revenue has ranged from 21% to 25% of our revenue during the past three years.  Due to the change in our business model noted above, perpetual license revenue decreased from 22% of revenue in the quarter ended March 31, 2006 to 2% of revenue in the quarter ended March 31, 2007.

Our sales arrangements generally provide customers with the right to use our software up to a maximum number of users or transactions.  A number of our arrangements provide for additional fees for usage above the maximum, which are billed and recognized into revenue when earned.

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

Professional services are typically sold with initial sales arrangements and then periodically over the client engagement.  Our typical education courses are billed on a per person, per class basis.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These assumptions are affected by management’s application of accounting policies.  Our critical accounting policies include revenue recognition, valuation of receivables and deferred tax assets, and accounting for share-based compensation.

Revenue Recognition

Beginning in 2007, we changed the nature of our sales arrangements from license arrangements to subscription arrangements (“subscriptions”).  For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available.  Under subscriptions, customers do not have the right to take possession of the software and, in accordance with EITF 00-03, such arrangements are considered service contracts and are outside the scope of SOP 97-2.  Accordingly, we account for sales of subscriptions under EITF 00-21, and recognize subscription revenue ratably over the length of the agreement.

Prior to 2007, we sold the majority of products under software license arrangements (“licenses”), and accounted for them in accordance with SOP 97-2 and SOP 98-9.  License arrangements generally include multiple elements that are delivered up front or over time.  For example, under a term license, we deliver the software up front and provide hosting and support services over time.  Fair value for each element in a license does not exist since none are sold separately, and consequently, the bundled revenue is recognized ratably over the length of the agreement.  Under a perpetual license, vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and therefore the license element is recognized immediately into revenue upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term.

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

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2006 and March 31, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations.  The amount of interest and penalties for the three months ended March 31, 2007 was insignificant.  Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2006	2007

Revenue:
Software, hosting and support	78%	77%
Professional services	22	23
Total revenue	100	100
Cost of revenue:
Software, hosting and support	11	17
Professional services	17	20
Total cost of revenue	28	37
Gross profit	72	63
Operating expenses:
Sales and marketing	56	61
Research and development	13	17
General and administrative	8	11
Total operating expenses	77	89
Income (loss) from operations	(5)	(26)
Interest and other income (expense), net	3	3
Income (loss) before income taxes	(2)	(23)
Provision for income taxes	—	—
Net income (loss)	(2)%	(23)%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2006	2007

Customer interactions (in millions)	281	352
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	57%	75%
Perpetual licenses	22	2
Professional services	22	23

Revenue by geography in:
United States	71%	72%
Europe	20	21
Asia Pacific	9	7

Quarter Overview

Total revenue for the first quarter of 2007 increased 4% over the first quarter of 2006.  Within software, hosting and support, first quarter 2007 recurring revenue increased 38% and perpetual revenue decreased 89% when compared to the first quarter of 2006.  Recurring revenue increased in the 2007 period due to growth in the number of customers and higher average revenue per customer.  The much lower perpetual license revenue results from our business model change in early 2007 in which we essentially eliminated sales of new perpetual licenses.

During the quarter ended March 31, 2007, we continued to invest in our operations by adding capacity and a new data center for our hosting operations, sales and marketing personnel to focus on new customer acquisition, professional services personnel to support our solution offerings, and software developers to broaden and enhance our solution offerings.  These investments increased total expenses which, when combined with the much lower amount of perpetual license revenue, caused us to incur an operating loss of 26% of revenue in the quarter ended March 31, 2007 as compared to a 5% operating loss in the quarter ended March 31, 2006.

For the quarter ended March 31, 2007, we generated $5.4 million of cash from operations compared to $6.1 million of cash from operations in the comparative 2006 quarter, and increased our cash and short-term investment balances to $82.5 million at March 31, 2007 from $69.5 million one year earlier.

As of March 31, 2007, we had an accumulated deficit of $44.3 million.  This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Three Months Ended March 31, 2006 and 2007

Revenue

	Three Months Ended March 31,
(Amounts in thousands)	2006	2007	Percent Change

Software, hosting and support:
Recurring	$13,977	$19,225	38%
Perpetual	5,333	594	(89)
Professional services	5,321	5,883	11
Total revenue	$24,631	$25,702	4%

Total revenue for the three months ended March 31, 2007 was $25.7 million, an increase of $1.1 million, or 4%, over total revenue of $24.6 million for the three months ended March 31, 2006.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, for the three months ended March 31, 2007 increased $509,000, or 3%, over the three months ended March 31, 2006.  Recurring revenue, comprised of subscriptions, term licenses, hosting and support, increased 38% over the 2006 quarter primarily due to a 20% increase in the average number of customers and a 15% increase in average revenue per customer.  Total active customers increased to approximately 1,800 at March 31, 2007 as compared to approximately 1,500 at March 31, 2006, due in part to our acquisition of Salesnet, Inc. in May 2006, and from our focus on new customer acquisition.   Average revenue per customer increased as a result of sales of new products, capacity additions, and contract renewals.  Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 352 million in the quarter ended March 31, 2007 as compared to 281 million in the quarter ended March 31, 2006.

Perpetual license revenue decreased $4.7 million, or 89%, in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, and decreased as a percentage of total revenue to 2% in the 2007 quarter from 22% in the 2006 quarter.  The mix of perpetual license revenue affects our profitability in any given period since it is recorded in full into revenue upon delivery instead of being recorded ratably into revenue over time, as is the case with subscriptions and term licenses. Beginning in 2007, we essentially eliminated new sales of perpetual licenses which caused the significant decrease in perpetual revenue from the prior year.

Professional services revenue increased $562,000, or 11%, in the quarter ended March 31, 2007 over the comparable 2006 quarter, due to customer growth.  As noted above, total average customers for the quarter ended March 31, 2007 were approximately 20% more than the similar quarter in 2006. Customers generally purchase professional services with initial license or subscription arrangements, and periodically over the life of the contract.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue.  Professional services revenue represented 23% and 22% of total revenue in the three months ended March 31, 2007 and 2006, respectively.  We expect professional services revenue to range between 20% and 25% of total revenue in the future.

Revenue from European customers grew slightly to represent 21% of total revenue in the quarter ended March 31, 2007 from 20% of total revenue in the quarter ended March 31, 2006, while revenue from Asia Pacific clients decreased to represent 7% of total revenue from 9% of total revenue for the similar periods.  Total revenue outside the United States remained relatively constant at 28% to 29% of revenue for the comparative periods.

Cost of Revenue

	Three Months Ended March 31,
(Amounts in thousands)	2006	2007	Percent Change

Software, hosting and support	$2,771	$4,394	59%
Professional services	4,104	5,171	26
Total cost of revenue	$6,875	$9,565	39%

Total cost of revenue for the quarter ended March 31, 2007 was $9.6 million, an increase of $2.7 million, or 39%, over total cost of revenue of $6.9 million for the quarter ended March 31, 2006.

Cost of software, hosting and support increased $1.6 million, or 59%, in the first quarter ended March 31, 2007 over the first quarter of 2006 due to staff additions in our hosting and technical support operations, capacity additions to our hosting data centers, including new data centers in London, England, and Chicago, Illinois, and increased voice and non-voice hosting volume.  Staff additions to our hosting and technical support organizations increased salaries and related expenses (i.e. payroll taxes, benefits, bonuses) by $600,000 in the quarter ended March 31, 2007 when compared to the quarter ended March 31, 2006.  Average employee count in our hosting and technical support operations was 78 in the March 2007 quarter as compared to 59 in the March 2006 quarter.  New data centers added since March of 2006 and growth in customer interactions increased third party hosting provider costs by $568,000 in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.  Capacity additions to our data centers increased depreciation expense in the first quarter of 2007 by $309,000 over the first quarter of 2006.  As a percent of the associated revenue, software, hosting and support costs were 22% in the quarter ended March 31, 2007 as compared to 14% in the quarter ended March 31, 2006 mostly due to the lower revenue contribution from perpetual licenses combined with the cost increases noted above.

Cost of professional services increased $1.1 million, or 26%, in the quarter ended March 31, 2007 over the quarter ended March 31, 2006 due to employee staff additions.  Average employee count in our professional services organization grew to 139 in the first quarter of 2007 from 108 in the first quarter of 2006, which increased salaries and related expenses by $1.3 million.  The increase in salaries and related expenses was partially offset by lower travel and entertainment expenses.  As a percent of the associated revenue, professional services costs increased to 88% in the quarter ended March 31, 2007 from 77% in the quarter ended March 31,

2006.  Employee training and customer scheduling requirements can cause the cost of professional services to fluctuate as a percentage of revenue.  We expect professional services costs to range between 80% and 85% of the associated revenue in 2007.

Operating Expenses

	Three Months Ended March 31,
(Amounts in thousands)	2006	2007	Percent Change

Sales and marketing	$13,726	$15,727	15%
Research and development	3,130	4,296	37
General and administrative	2,056	2,860	39
Total operating expenses	$18,912	$22,883	21%

Sales and Marketing Expenses

Sales and marketing expenses of $15.7 million in the first quarter of 2007 were 15%, or $2.0 million, greater than expenses of $13.7 million in the first quarter of 2006.  Average employee count in our sales and marketing organizations increased to 262 in the quarter ended March 31, 2007 from 235 in the quarter ended March 31, 2006, which increased salaries and related expenses by $2.5 million.  In addition, stock-based compensation expenses increased by $292,000 in the 2007 March quarter over the 2006 March quarter mostly due to growth in the fair market value of our stock price since our initial public offering in 2004, and additional employee stock option grants.

As noted above under “2007 Business Model Changes,” we changed the nature of our sales arrangements from licenses to subscriptions beginning in 2007.  Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing.  Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized.  We deferred $1.1 million of sales incentives earned on subscription sales in the first quarter of 2007, as compared to zero deferred sales incentives in the comparative 2006 quarter.  Net sales incentive expense in the quarter ending March 31, 2007 was $2.1 million as compared to $3.6 million in the quarter ended March 31, 2006.

Research and Development Expenses

Research and development expenses of $4.3 million in the three months ended March 31, 2007 were $1.2 million, or 37%, more than research and development expenses of $3.1 million in the three months ended March 31, 2006, primarily due to employee staff additions.  Average employee count in our research and development organization increased to 133 in the first quarter ended March 31, 2007 from 112 in the corresponding 2006 quarter, which increased salaries and related expenses by $856,000.  In addition, higher outside service costs of $206,000 were incurred in the quarter ended March 31, 2007 principally related to language translations of installation and operation manuals for our newest product, RightNow 8, which was made generally available to customers in February, 2007.

General and Administrative Expenses

General and administrative expenses increased $804,000, or 39%, in the first quarter ended March 31, 2007 over the first quarter of 2006 mostly due to staff additions and stock-

compensation expense.  Average employees in our general and administrative organization were 69 in the 2007 quarter as compared to 52 in the 2006 quarter, which increased salaries and related expenses by $691,000.  Stock-based compensation expense increased $112,000 in the 2007 March quarter over the 2006 March quarter mostly due to growth in the fair market value of our stock price since our initial public offering in 2004, and additional employee stock option grants.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three months ended March 31, 2007 was $1.3 million as compared to $0.8 million in the three months ended March 31, 2006.   For the full year 2007, stock-based compensation expense is expected to be approximately $6.6 million as compared to $4.6 million for the full year 2006.  The year-over-year increase in stock-based compensation expense results primarily from growth in the fair market value of our stock since our initial public offering in 2004, which in turn drives growth in the estimated fair value of our stock options and the corresponding expense.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in thousands)	2006	2007	Percent Change

Interest income	$674	$886	31%
Interest expense	(2)	(2)	—
Other income (expense)	—	(56)	n/m
Total interest and other income (expense), net	$672	$828	23%

Interest income increased 31% in the first quarter of 2007 over the first quarter of 2006 due to growth in the average yield-to-maturity in our investment portfolio, as well as growth in our cash and short-term investment balances.  Investment yields have risen along with the periodic increases in the federal funds rate.  Our investment portfolio consists primarily of short-term, investment-grade government and corporate debt instruments.  Other income (expense) consists primarily of gains or losses on asset sales and foreign currency transaction gains or losses.

Provision for Income Taxes

The provision for income taxes of $84,000 in the first quarter of 2007 consists primarily of the state and foreign taxes payable.  Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, tax credits, federal alternative minimum taxes, foreign rate differentials, and non-deductible meal and entertainment expenses.  Our effective tax rate in 2007 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Amounts in thousands)	2006	2007	Percent Change

Cash, cash equivalents and short-term investments	$69,507	$82,477	19%
Cash provided by operating activities	6,052	5,360	(11)

At March 31, 2007, cash, cash equivalents, and short-term investments, totaled $82.5 million.  In addition to our cash and short-term investments, other sources of liquidity at March 31, 2007 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $5.4 million of cash during the quarter ended March 31, 2007 as compared to $6.1 million in the quarter ended March 31, 2006.  Cash flow from operations can vary significantly from quarter-to-quarter from many reasons, including the timing of business in a given period, and customer payment preferences and patterns.  We expect cash flow from operations in the second quarter ending June 30, 2007 to be significantly less than the first quarter because of our lower beginning accounts receivable balance at March 31, 2007 as compared to the balance at December 31, 2006.

Historically, we have generated cash from operations from increasing sales and the upfront billing of our sales arrangements, which is typically reflected in accounts receivable and deferred revenue.  When customers chose to pay over time, we recorded a term receivable to reflect the customer commitment.  Beginning in 2007, our change to subscriptions from license arrangements requires that we no longer record additions to term receivables, and consequently, we expect term receivables to gradually disappear from our balance sheet.  This change in the recording of term receivables is not expected to affect cash flow from operations.

The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at March 31, 2007 and December 31, 2006, respectively.  We regularly assess the adequacy of the allowance for doubtful accounts.  Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Investing activities used $467,000 in the three months ended March 31, 2007, consisting of a $1.5 million source of cash from the liquidation of short-term investments, more than offset by $2.0 million for capital expenditures. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth, and are expected to range between $9 million and $11 million for 2007.

Financing activities provided $685,000 in the quarter ended March 31, 2007, mostly from the exercise of employee stock options under our equity incentive plans and the related excess tax benefits.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

During the quarter ended March 31, 2007 we leased additional office space of approximately 29,000 square feet located at 136 Enterprise Boulevard in Bozeman, Montana, for a term of ten years.  The operating lease obligation is reflected in the “Contractual Obligations” table appearing on our 2006 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended March 31, 2006 or March 31, 2007.

Interest Rate Sensitivity

Net proceeds from our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk.  Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk.  We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets.  We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity.  If market interest rates were to increase by 100 basis points from the level at March 31, 2007, the fair value of our portfolio would decline by approximately $160,000.

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

Item 1A.  Risk Factors

A restated description of the risk factors associated with our business is set forth below.  This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We incurred a net loss of $6.0 million in the first quarter of 2007, and as of March 31, 2007, we had an accumulated deficit of $44.3 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. Additionally, with our business model change beginning in 2007 we expect to sell substantially less perpetual licenses than in prior years, which will unfavorably impact revenue and earnings.  Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

Our recently announced business model changes carry a number of risks which may be harmful to our business.

In January 2007, we announced that we are changing the nature of our product offerings from substantially all software license arrangements to substantially all subscription service arrangements.  We expect the impact of this change will be to largely eliminate perpetual license revenue in 2007 which will negatively and materially affect our operating results when compared to 2006.  Increased operating losses in 2007 could result in a significant decline in the price of our common stock.  Additionally, customers may choose to pay for their subscription agreements over time instead of upfront, or could choose to pay upfront for a shorter period of service, which could reduce our cash flow from operations as compared to prior years.  A decline in cash flow from operations could cause investors and market analysts to react negatively towards investing in our stock which could materially and adversely affect the price of our stock.   In addition, our subscription strategy caries a number of additional risks, including:

•      we may incur declining demand for our products because certain customers may prefer license arrangements and select competitors’ products instead of ours;

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

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 682 at March 31, 2007 from 578 at March 31, 2006. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of March 31, 2007, approximately 86% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several International customers are hosted by third parties who also own and operate the hardware on which our applications reside.  We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 29% and 28% of our revenue for the quarters ended March 31, 2006 and 2007, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

Our software incorporates use of Microsoft’s .NET Framework, and its Smart Client methodology.  The ..NET Framework is core functionality that Microsoft incorporates into operating systems, while the Smart Client methodology enables development and deployment of software applications using the .NET Framework.  We believe that the .NET Framework and Smart Client enable us to provide users with a richer experience and better functionality that would be possible using a pure Web-based application.  However, the .NET Framework has not been universally adopted.  If software users do not adopt the .NET Framework or if the .NET Framework is superseded, the potential market for our solutions will be reduced and we may need to develop an alternative architecture.

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

At March 31, 2007, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 28% of our currently outstanding common stock and, together with our other officers and directors, beneficially owned approximately 44% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to control matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

(c)           Not applicable.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Submission of Matters to a Vote of Security Holders.

None.

Item 5.          Other Information.

On March 7, 2007, the Company amended its employment offer letters with its Chief Executive Officer and its other executive officers to provide that if such executive officer’s employment with the Company is terminated by the Company without cause within twelve months following the date of a change in control of the Company, or such executive officer terminates his or her employment with the Company for good reason within twelve months following the date of a change in control of the Company, then such executive officer will receive: (i) acceleration of 100% of his or her then unvested stock options in connection with stock option awards made after the date of such letter, subject to the terms and conditions of each stock option agreement, and (ii) a minimum of twelve months’ salary and bonus as severance in the form of salary continuation in the case of the Chief Executive Officer, and a minimum of six months’ salary and bonus as severance in the form of salary continuation in the case of any executive officer other than the Chief Executive Officer.  This amendment was made to incorporate a similar policy that the Company’s board of directors had adopted in 2004.

On March 23, 2007, the term of a lease the Company signed with Genesis Partners, LLC on November 1, 2005 for approximately 29,148 square feet of office space at 136 Enterprise Boulevard, Bozeman, Montana, commenced due to the premises becoming available for occupancy on March 23, 2007.  Greg Gianforte, the Company’s Chairman, Chief Executive Officer and President, and Steve Daines, the Company’s Vice President of Customer Delivery, beneficially own, directly or indirectly, 50% and 25% membership interests in Genesis Partners, respectively.  The remaining 25% of Genesis Partners is beneficially owned by Mr. Daines’ father, Clair Daines, who is a commercial real estate developer and builder.  The 136 Enterprise Boulevard lease has a 120-month term that commenced on March 23, 2007, with two options to extend each for an additional 60-month period, and the right to terminate after 84 months of occupancy with 24 months prior written notice of termination.  The Company’s current rent is $35,220.50 per month for the 136 Enterprise Boulevard lease, including insurance, taxes and common area maintenance, but excluding utilities.  The Company believes that the terms of this lease is no less favorable to it than they would have been if obtained from unaffiliated third parties.

Item 6.    Exhibits

Exhibits

The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1†	Amended and Restated Certificate of Incorporation of the Registrant.
Exhibit 3.2*	Amended and Restated Bylaws of the Registrant.
Exhibit 10.19**	Form of amended employment offer letter for executive officers.
Exhibit 10.25

Lease agreement, dated November 1, 2005 and commencing March 23, 2007, between RightNow Technologies, Inc. and Genesis Partners, LLC for office space located at 136 Enterprise Boulevard, Bozeman, Montana.

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

**          Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2007

RightNow Technologies, Inc.
(Registrant)

By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)