Form 10-Q
period 2007-06-30
RIGHTNOW TECHNOLOGIES INC
filed 2007-08-09
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 31, 2007 was 33,054,647.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2007

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2006	June 30, 2007
Assets
Cash and cash equivalents	$39,208	$33,842
Short-term investments	39,127	52,911
Accounts receivable	32,021	27,797
Term receivables, current	23,806	15,756
Allowance for doubtful accounts	(2,621)	(2,046)
Receivables, net	53,206	41,507
Prepaid & other current assets	2,498	4,980
Total current assets	134,039	133,240

Property and equipment, net	10,073	10,494
Term receivables, non-current	24,805	13,239
Intangible assets, net	8,836	8,226
Other	489	1,126
Total Assets	$178,242	$166,325

Liabilities and Stockholders’ Equity
Accounts payable	$4,417	$3,233
Commissions and bonuses payable	4,069	2,918
Other accrued liabilities	7,588	11,455
Current portion of long-term debt	31	32
Current portion of deferred revenue	67,560	66,660
Total current liabilities	83,665	84,298

Long-term debt, less current portion	85	69
Deferred revenue, net of current portion	47,018	41,718

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	86,069	90,750
Accumulated other comprehensive loss	(332)	(504)
Accumulated deficit	(38,296)	(50,039)
Total stockholders’ equity	47,474	40,240
Total Liabilities and Stockholders’ Equity	$178,242	$166,325

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
Software, hosting and support	$20,636	$20,693	$39,946	$40,512
Professional services	6,272	5,772	11,593	11,655
Total revenue	26,908	26,465	51,539	52,167

Cost of revenue:
Software, hosting and support	3,159	4,565	5,930	8,959
Professional services	4,941	5,036	9,045	10,207
Total cost of revenue	8,100	9,601	14,975	19,166

Gross profit	18,808	16,864	36,564	33,001

Operating expenses:
Sales and marketing	14,852	15,788	28,578	31,515
Research and development	3,476	4,343	6,606	8,639
General and administrative	2,709	3,178	4,765	6,038
Total operating expenses	21,037	23,309	39,949	46,192

Loss from operations	(2,229)	(6,445)	(3,385)	(13,191)

Interest and other income, net	768	885	1,440	1,713

Loss before income taxes	(1,461)	(5,560)	(1,945)	(11,478)
Provision for income taxes	(294)	(181)	(250)	(265)
Net loss	$(1,755)	$(5,741)	$(2,195)	$(11,743)

Net loss per share:
Basic	$(0.05)	$(0.17)	$(0.07)	$(0.36)
Diluted	$(0.05)	$(0.17)	$(0.07)	$(0.36)

Shares used in the computation:
Basic	32,172	32,983	32,057	32,921
Diluted	32,172	32,983	32,057	32,921

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2007
Operating activities:
Net loss	(2,195)	(11,743)
Non-cash adjustments:
Depreciation and amortization	2,442	3,555
Recoveries of uncollectible accounts receivable	(241)	(56)
Stock-based compensation	2,461	3,293
Changes in operating accounts:
Receivables	(8,412)	23,651
Prepaid expenses	(159)	(3,083)
Accounts payable	744	(1,193)
Commissions and bonuses payable	35	(1,172)
Other accrued liabilities	(191)	3,751
Deferred revenue	18,325	(6,870)
Other	107	(10)
Cash provided by operating activities	12,916	10,123

Investing activities:
Net change in short-term investments	(11,889)	(13,784)
Acquisition of property and equipment	(3,910)	(3,338)
Business acquisitions, net of cash acquired	(8,731)	—
Other	(10)	(61)
Cash used in investing activities	(24,540)	(17,183)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	999	1,179
Excess tax benefits of stock options exercised	—	209
Payments on long-term debt	(14)	(15)
Cash provided by financing activities	985	1,373

Effect of foreign exchange rates on cash and cash equivalents	311	321

Decrease in cash and cash equivalents	(10,328)	(5,366)

Cash and cash equivalents at beginning of period	40,874	39,208
Cash and cash equivalents at end of period	$30,546	$33,842

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

Basis of Presentation

The accompanying condensed interim consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2007, and results of operations for the three and six month periods ended June 30, 2006 and 2007, and cash flows for the six month periods ended June 30, 2006 and 2007.  The interim period results are not necessarily indicative of the results to be expected for the full year.

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

The Company’s customers are located around the world with approximately 70% to 75% of sales in the United States.  No individual customer accounted for more than 10% of the Company’s revenue in 2006 or the first six months of 2007.  No individual customer balances were 10% or more of accounts or term receivables at June 30, 2006 or 2007.  One customer represented 13% of accounts receivable at December 31, 2006 and one other customer represented 11% of term receivables at December 31, 2006.

As of December 31, 2006 and June 30, 2007, assets located outside the United States were 12% and 14% of total assets, respectively.   The loss from operations outside of the United States totaled $3.7 million and $6.1 million for the six months ended June 30, 2006 and 2007, respectively.  Revenue by geographical region follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

United States	$20,072	$18,908	$37,440	$37,380
Europe	5,335	5,321	10,349	10,680
Asia Pacific	1,501	2,236	3,750	4,107
	$26,908	$26,465	$51,539	$52,167

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

Subscriptions include access to the Company’s software via its hosting services, technical support, and product upgrades when and if available, all for a bundled fee.  Subscription revenue is recognized ratably over the contractual term.  Under EITF 00-21, value is assigned to each deliverable of an arrangement using prices established when the elements are sold stand-alone.  The arrangement fee is then allocated to the individual elements based on their relative fair values.  Revenue for each element is recognized based on the criteria above.  If fair value of one or more undelivered elements does not exist, the revenue is recognized when delivery of those elements occurs or when fair value can be established.

The Company applies EITF 00-21 to its subscriptions as opposed to Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) because under the Company’s subscription contracts, the customer does not have the right to take possession of the software.  In accordance with Emerging Issues Task Force Issue No. 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-03”), such arrangements are considered service contracts and are not within the scope of SOP 97-2.

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

Prior to its change to selling subscriptions, the majority of the Company’s revenues were earned under license arrangements.  License sales have continued into 2007 for a limited number of new and existing customers.  Revenue under license arrangements is recognized pursuant to the requirements of SOP 97-2 and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.  Licenses include the same elements as subscriptions, plus the right to take possession of the software for no additional fee.  Licenses are sold for a period of time (a “term” license) or perpetually.  Term license revenue is recognized ratably over the contractual period.  Revenue for perpetual licenses is determined using the residual method and is recognized upon delivery.  Revenue for the hosting and support elements under a perpetual license is determined based on the price when sold separately, and recognized ratably over the contractual timeframe.

The Company records revenue net of any applicable sales, use or excise taxes.

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired. If the fee for the license has any payment term that is due in excess of the Company’s normal payment terms (over 90 days), the fee is considered not to be fixed or determinable, and the amount of revenue recognized (a) for perpetual license arrangements is limited to the amount currently due from the customer, or (b) for term license or subscription arrangements is limited to the lesser of the amount currently due from the customer or a ratable portion of the arrangement fee.

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

Deferred revenue represents amounts received or due from customers for which the revenue recognition criteria have not been met. The majority of deferred revenue results from the up front billing of term and subscription contracts while revenue is recognized ratably over the contractual period. Deferred revenue is recognized into revenue when the Company provides its products and services, assuming all other revenue recognition criteria noted above are met. Under subscriptions, the amount currently due and payable from the customer is reflected in accounts receivable and deferred revenue.  Under licenses, the full customer commitment is reflected in accounts receivable for amounts currently due, or term receivables for amounts due over the contractual term, and deferred revenue.

(4)           Sales Incentives

In conjunction with the Company’s business model change, beginning in 2007 sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized.  Sales incentives paid for licenses are expensed when earned, which is typically at the time the related sale is invoiced.  Sales incentive expense was $6.7 million and $4.4 million for the six months ended June 30, 2006 and 2007, respectively.  Deferred commissions were zero and $2.3 million at June 30, 2006 and 2007, respectively.

(5) Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Weighted average common shares outstanding for basic net loss per share	32,172	32,983	32,057	32,921
Effect of dilutive securities:
Employee stock options	—	—	—	—
Weighted average shares outstanding for dilutive net loss per share	32,172	32,983	32,057	32,921

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Employee stock options	4,179	4,272	4,179	4,272

(6) Comprehensive Income (Loss)

Comprehensive loss for the comparative periods was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Net loss	$(1,755)	$(5,741)	$(2,195)	$(11,743)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	1	(13)	15	3
Foreign currency translation adjustments	80	(110)	74	(175)
Comprehensive loss	$(1,674)	$(5,864)	$(2,106)	$(11,915)

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

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Stock-based compensation expense:
Cost of software, hosting and support	$55	$79	$93	$137
Cost of professional services	137	149	234	274
Sales and marketing expenses	535	731	901	1,389
Research and development expenses	233	289	392	515
General and administrative expenses	718	743	841	978
Stock-based compensation expense	$1,678	$1,991	$2,461	$3,293

No stock-based compensation expense was capitalized during the three or six months ended June 30, 2006 or 2007.

Unrecognized compensation expense of outstanding stock options at June 30, 2007 was approximately $18 million, which is expected to be recognized over a weighted average period of 2.7 years.

Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Fair value per share	$7.69	$6.43	$8.55	$7.46
Risk free rate	5.0%	4.9%	4.7%	4.8%
Expected term	4.0 yrs	3.6 yrs	4.4 yrs	4.1 yrs
Volatility	57%	51%	57%	53%
Dividend yield	0%	0%	0%	0%

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

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for six months ended June 30, 2007 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2006	3,029	3,913	$9.96
Annual reserve addition (1)	1,000	—	—
Granted	(878)	878	16.11
Exercised	—	(240)	4.40
Forfeited, expired, exchanged or canceled (2)	270	(279)	15.32
Balance at June 30, 2007	3,421	4,272	$11.19	$22,087	7.4

Vested or expected to vest at June 30, 2007		3,454	$10.39	$20,458	7.1

Exercisable at June 30, 2007		2,113	$7.89	$17,491	6.1

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

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $5.2 million and $2.8 million, respectively.

From time to time the Company may grant options to purchase stock to consultants.  The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.  There were no stock options granted to non-employees for the six months ended June 30, 2006 or 2007.

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

(9)                     Income Taxes

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2006 and June 30, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations.  The amount of interest and penalties for the three and six months ended June 30, 2007 was insignificant.  Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

We have approximately 1,800 customers worldwide as of June 30, 2007, and our products served more than 330 million customer interactions, or unique sessions hosted by our solutions, during the quarter ended June 30, 2007.  We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

2007 Business Model Changes

To better align with industry practice, beginning in 2007, we changed our product offerings from software license arrangements to subscription service arrangements (e.g. “subscriptions”).  As the industry and business models for “software as a service” or “on demand” have evolved, the standard form of arrangements are service agreements rather than licenses of software that can be hosted.  We believe providing offerings in this manner will ultimately increase our market penetration.

Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data via the Internet.  Our previous terms of sale provided the customer a software license, and for no additional fee, the customer could choose to have the software hosted by us, by themselves or by someone else.  We believe that revenue recognition for service arrangements will not be materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement.  We also believe that additions to deferred revenue for our subscriptions will be less than that deferred for our licenses because, under subscriptions, only the amount currently due from the customer is recorded to accounts receivable and deferred revenue.  Under licenses, the full customer commitment is recorded to receivables and deferred revenue whether or not currently due because we have the contractual right to collect the entire arrangement fee.

As part of this business model change, we discontinued sales of new perpetual software licenses, which represented 21% of our revenue in 2006. Although we expect to ultimately increase the lifetime value of our customer arrangements through sales of subscriptions, the substantive elimination of perpetual license sales will materially and adversely impact our operating results for 2007 when compared to 2006 as perpetual revenue has generally been recognized in full upon delivery of the license.

Last, our policy for subscription contract acquisition costs, such as sales commissions, is to recognize them in proportion to the revenue recognized under the subscription arrangement. Since we expect the majority of new business to be subscriptions in 2007, we believe this policy will have a material and beneficial impact on our 2007 and 2008 operating results.  Commissions paid on license sales in 2007 will continue to be expensed when earned.

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

License arrangements can be over time or perpetual.  For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement.  Perpetual license revenue is recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period.  Perpetual license revenue has ranged from 21% to 25% of our revenue during the past three years.  Due to the change in our business model noted above, perpetual license revenue decreased from $10.9 million, or 21% of revenue, in the six months ended June 30, 2006 to $946,000, or 2% of revenue, in the six months ended June 30, 2007.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Revenue:
Software, hosting and support	77%	78%	77%	78%
Professional services	23	22	23	22
Total revenue	100	100	100	100
Cost of revenue:
Software, hosting and support	12	17	12	17
Professional services	18	19	17	20
Total cost of revenue	30	36	29	37
Gross profit	70	64	71	63
Operating expenses:
Sales and marketing	55	60	56	60
Research and development	13	16	13	17
General and administrative	10	12	9	11
Total operating expenses	78	88	78	88
Loss from operations	(8)	(24)	(7)	(25)
Interest and other income (expense), net	3	3	3	3
Loss before income taxes	(5)	(21)	(4)	(22)
Provision for income taxes	(1)	(1)	—	(1)
Net loss	(6)%	(22)%	(4)%	(23)%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Customer interactions (in millions)	223	332	504	684
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	56%	77%	56%	76%
Perpetual licenses	21	1	21	2
Professional services	23	22	23	22
Revenue by geography in:
United States	74%	72%	73%	72%
Europe	20	20	20	20
Asia Pacific	6	8	7	8

Quarter Overview

Total revenue in the second quarter of 2007 decreased 2% from the second quarter of 2006 mostly due to our change from selling software licenses to selling subscription services which we announced in early 2007.  Under this business model change, perpetual license revenue decreased 94% to $352,000 in the quarter ended June 30, 2007 from $5.6 million in the year-ago quarter.  Offsetting much of the decreased perpetual revenue was 35% growth in recurring revenue year-over-year.  Recurring revenue increased in the June 2007 quarter due to growth in the number of customers and higher average revenue per customer.

During the quarter ended June 30, 2007, we continued to invest in our operations by adding capacity to our hosting, technical support, and professional services organizations, as well as sales and marketing personnel to focus on new customer acquisition, and software developers to broaden and enhance our solution offerings.  These investments increased total expenses which, when combined with the much lower amount of perpetual license revenue, caused us to incur an operating loss of 24% of revenue in the quarter ended June 30, 2007 as compared to an 8% operating loss in the quarter ended June 30, 2006.

For the quarter ended June 30, 2007, we generated $4.8 million of cash from operations compared to $6.9 million of cash from operations in the comparative 2006 quarter, and increased our cash and short-term investment balances to $86.8 million at June 30, 2007 from $65.7 million one year earlier.

As of June 30, 2007, we had an accumulated deficit of $50 million.  This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Three Months and Six Months Ended June 30, 2006 and 2007

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Software, hosting and support:
Recurring	$15,083	$20,341	35%	$29,060	$39,566	36%
Perpetual	5,553	352	(94)	10,886	946	(91)
Professional services	6,272	5,772	(8)	11,593	11,655	01
Total revenue	$26,908	$26,465	(2)%	$51,539	$52,167	1%

Total revenue for the three months ended June 30, 2007 was $26.5 million, a decrease of $0.4 million, or 2%, from total revenue of $26.9 million for the three months ended June 30, 2006.  Total revenue for the six months ended June 30, 2007 increased 1% to $52.2 million from $51.5 million for the six months ended June 30, 2006.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, for the three months ended June 30, 2007 increased slightly, from $20.6 million to $20.7 million, over the three months ended June 30, 2006.  Recurring revenue, comprised of subscriptions, term licenses, hosting and support, increased 35% and 36% over the comparable 2006 three and six month periods, respectively.  Recurring revenue has grown primarily due to a 12% increase in the average number of customers and a 21% increase in average revenue per customer.  Total active customers increased to approximately 1,800 at June 30, 2007 as compared to approximately 1,700 at June 30, 2006, due to our focus on new customer acquisition.   Average revenue per customer increased as a result of sales of new products, capacity additions, and contract renewals.  Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage volume, increased approximately 50% to 332 million in the quarter ended June 30, 2007 from the quarter ended June 30, 2006.

Perpetual license revenue decreased $5.2 million, or 94%, in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, and decreased as a percentage of total revenue to 1% in the 2007 quarter from 21% in the 2006 quarter.  For the six months ended June 30, 2007, perpetual license revenue decreased $9.9 million, or 91%, from the comparable 2006 period.  The mix of perpetual license revenue affects our profitability in any given period because it is recorded in full into revenue upon delivery instead of being recorded ratably into revenue over time, as is the case with subscriptions and term licenses. Beginning in 2007, we discontinued sales of new perpetual licenses which caused the significant decrease in perpetual revenue from the prior year.

Professional services revenue decreased $500,000, or 8%, in the quarter ended June 30, 2007 compared to the year-ago quarter, primarily due to a lower volume of large customer projects in the current year.  Professional services revenue for the six months ended June 30, 2007 increased $62,000, or 1%, over the six months ended June 30, 2006. Customers generally purchase professional services with initial license or subscription arrangements, and periodically over the life of the contract.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue.  Professional services revenue represented 22% and 23% of total revenue in the three months ended June 30, 2007 and 2006, respectively.  We expect professional services revenue to range between 20% and 25% of total revenue in the future.

Revenue from Asia Pacific customers grew slightly to represent 8% of total revenue in the quarter ended June 30, 2007 from 6% of total revenue in the quarter ended June 30, 2006, and while revenue from European clients was constant at 20% of total revenue for each of the respective quarters.  Total revenue outside the United States remained relatively constant at 26% to 28% of revenue for the comparative three month and six month periods ended June 30, 2007 and 2006.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Software, hosting and support	$3,159	$4,565	45%	$5,930	$8,959	51%
Professional services	4,941	5,036	2	9,045	10,207	13
Total cost of revenue	$8,100	9,601	19%	$14,975	$19,166	28

Total cost of revenue for the quarter ended June 30, 2007 was $9.6 million, an increase of $1.5 million, or 19%, over total cost of revenue of $8.1 million for the quarter ended June 30, 2006.  Total cost of revenue for the six months ended June 30, 2007 was $19.2 million, or 28% more than total cost of revenue of $15.0 million for the six months ended June 30, 2006.

Cost of software, hosting and support increased $1.4 million, or 45%, in the second quarter ended June 30, 2007 over the second quarter of 2006 due to staff additions in our hosting and technical support operations, capacity additions to our hosting data centers, including new data centers in London, England, and Chicago, Illinois, and increased voice and non-voice hosting volume.  Staff additions to our hosting and technical support organizations increased salaries and related expenses (i.e. payroll taxes, benefits, bonuses) by $510,000 in the quarter ended June 30, 2007 when compared to the quarter ended June 30, 2006.  Average employee count in our hosting and technical support operations was 80 in the second quarter of 2007 as compared to 65 in the second quarter of 2006.  New data centers added since June of 2006 and growth in customer interactions increased third party hosting provider costs by $602,000 in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.  Capacity additions to our data centers increased depreciation expense in the second quarter of 2007 by $174,000 over the second quarter of 2006.  As a percent of the associated revenue, software, hosting and support costs were 22% in both the three months and six months ended June 30, 2007 as compared to 15% in both the three months and six months ended June 30, 2006 mostly due to the lower revenue contribution from perpetual licenses combined with the capacity increases noted above.

Cost of professional services increased $95,000, or 2%, in the quarter ended June 30, 2007 over the quarter ended June 30, 2006 due to employee staff additions partly offset by lower charges for third party services and lower travel & entertainment expenses.  Average employee count in our professional services organization grew to 138 in the second quarter of 2007 from

122 in the second quarter of 2006, which increased salaries and related expenses by $727,000.  This increase was partially offset by lower third party implementation and technical resource charges of $393,000 and lower travel and entertainment expenses of $280,000.  As a percent of the associated revenue, professional services costs increased to 87% and 88% in the quarter and six months ended June 30, 2007, respectively, from 79% and 78% in the quarter and six months ended June 30, 2006.  Employee training and customer scheduling requirements can cause the cost of professional services to fluctuate as a percentage of revenue.  We expect professional services costs to range between 80% and 85% of the associated revenue in 2007.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Sales and marketing	$14,852	$15,788	6%	$28,578	$31,515	10%
Research and development	3,476	4,343	25	6,606	8,639	31
General and administrative	2,709	3,178	17	4,765	6,038	27
Total operating expenses	$21,037	$23,309	11%	$39,949	$46,192	16%

Sales and Marketing Expenses

Sales and marketing expenses of $15.8 million in the second quarter of 2007 were 6%, or $936,000, greater than expenses of $14.9 million in the second quarter of 2006.  Average employee count in our sales and marketing organizations increased to 265 in the quarter ended June 30, 2007 from 255 in the quarter ended June 30, 2006, which increased salaries and related expenses by $1.7 million.  In addition, stock-based compensation expenses increased by $196,000 in the second quarter of 2007 over the second quarter of 2006 mostly due to growth in the fair market value of our stock price since our initial public offering in 2004, and additional employee stock option grants.  These expenses were largely offset by increased deferred charges for sales incentives (see below) and lower travel and entertainment expenses of $371,000.

Sales and marketing expenses of $31.5 million for the six months ended June 30, 2007 were $2.9 million, or 10%, greater than expenses of $28.6 million for the six months ended June 30, 2006 primarily due to employee growth which increased salaries and related expenses by $4.2 million, partially offset by the deferral of $2.1 million of sales incentive costs in the 2007 period as compared to zero deferral in 2006.

As noted above under “2007 Business Model Changes,” we changed the nature of our sales arrangements from licenses to subscriptions beginning in 2007.  Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing.  Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized.  We deferred $1.0 million of sales incentives earned on subscription sales in the second quarter of 2007, as compared to zero deferred sales incentives in the second quarter of 2006.  Net sales incentive expense in the quarter ending June 30, 2007 was $2.6 million as compared to $3.3 million in the quarter ended June 30, 2006.  Net sales incentive expense for the six months ended June 30, 2007 was $4.7 million as compared to $6.9 million in the six months ended June 30, 2006.

Research and Development Expenses

Research and development expenses of $4.3 million in the three months ended June 30, 2007 were $867,000, or 25%, more than research and development expenses of $3.5 million in the three months ended June 30, 2006, primarily due to employee staff additions.  Average employee count in our research and development organization increased to 138 in the second quarter ended June 30, 2007 from 121 in the corresponding 2006 quarter, which increased salaries and related expenses by $645,000.  In addition, higher outside service costs of $153,000 were incurred in the quarter ended June 30, 2007 principally related to language translations of installation and operation manuals for our newest product, RightNow 8, which was made generally available to customers in February 2007.  Research and development expenses for the six months ended June 30, 2007 were $2 million, or 31%, greater than the comparable 2006 period primarily due to employee growth which increased salaries and related expenses by $1.5 million.

General and Administrative Expenses

General and administrative expenses increased $469,000, or 17%, in the second quarter of 2007 over the second quarter of 2006 mostly due to staff additions.  Average employees in our general and administrative organization were 69 in the second quarter of 2007 as compared to 57 in the second quarter of 2006, which increased salaries and related expenses by $420,000.  General and administrative expenses for the six months ended June 30, 2007 were $1.3 million, or 27%, greater than the comparable 2006 period primarily due to employee growth which increased salaries and related expenses by $1.0 million.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three months ended June 30, 2007 was $2.0 million as compared to $1.8 million in the three months ended June 30, 2006.  Stock-based compensation was $3.3 million for the six months ended June 30, 2007 as compared to $2.5 million for the six months ended June 30, 2006.   The year-over-year increase in stock-based compensation expense results primarily from growth in the fair market value of our stock since our initial public offering in 2004, which in turn drives growth in the estimated fair value of our stock options and the corresponding expense.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Interest income	$723	$918	27%	$1,397	$1,803	29%
Interest expense	(6)	(2)	n/m	(8)	(3)	n/m
Other income (expense)	51	(31)	n/m	51	(87)	n/m
Total interest and other income (expense), net	$768	$885	15%	$1,440	$1,713	19%

Interest income increased 27% in the second quarter of 2007 over the second quarter of 2006 primarily due to growth in our cash and short-term investment balances.  Cash and investment balances have increased primarily from cash generated by the business, and to a lesser extent, from employee stock purchases.  Our investment portfolio consists primarily of short-term, investment-grade government and corporate debt instruments.  Other income (expense) consists primarily of gains or losses on asset sales and foreign currency transaction gains or losses.

Provision for Income Taxes

 The provision for income taxes of $181,000 in the second quarter, and $265,000 in the six months ended June 30, 2007, consists primarily of the state and foreign taxes payable.  Our effective tax rate differs from the federal statutory rate primarily due to unrealized operating losses, tax credits, federal alternative minimum taxes, foreign rate differentials, state taxes and non-deductible expenses.  Our effective tax rate in 2007 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Cash, cash equivalents and short-term investments	$65,749	$86,753	32%	$65,749	$86,753	32%
Cash provided by operating activities	6,864	4,763	(31)	12,916	10,123	(22)

At June 30, 2007, cash, cash equivalents, and short-term investments, totaled $86.8 million.  In addition to our cash and short-term investments, other sources of liquidity at June 30, 2007 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $4.8 million and $10.1 million of cash during the quarter and six months ended June 30, 2007, respectively, as compared to $6.9 million and $12.9 million in the quarter and six months ended June 30, 2006.  Cash flow from operations can vary significantly from quarter-to-quarter from many reasons, including the timing of business in a given period, and customer payment preferences and patterns.  We expect full year 2007 cash flow from operations to range from $15 to $20 million, as compared to $27 million cash flow from operations in 2006.  The expected decrease in full year cash from operations is primarily the result of our business model change announced earlier this year where we discontinued selling perpetual software licenses, which are typically larger dollar contracts and paid net 30.

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

The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at June 30, 2007 and December 31, 2006, respectively.  We regularly assess the adequacy of the allowance for doubtful accounts.  Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Investing activities used $16.7 million and $17.2 million in the quarter and six months ended June 30, 2007, respectively.  Second quarter 2007 investing activities consisted of purchases of short-term investments of $15.3 million and $1.4 million of capital expenditures.  Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth, and are expected to be approximately $9 million in 2007.

Financing activities provided $688,000 and $1.4 million in the quarter and six months ended June 30, 2007, respectively, mostly from the employee purchases of RightNow stock under our equity incentive plans and the related excess tax benefits.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

There were no significant contractual obligations or commitments incurred during the quarter ended June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended June 30, 2006 or 2007.

Interest Rate Sensitivity

Net proceeds from our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk.  Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk.  We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets.  We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity.  If market interest rates were to increase by 100 basis points from the level at June 30, 2007, the fair value of our portfolio would decline by approximately $210,000.

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

We incurred a net loss of nearly $12 million in the first half of 2007, and as of June 30, 2007, we had an accumulated deficit of $50 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. Additionally, with our business model change beginning in 2007 we expect to sell substantially less perpetual licenses than in prior years, which will unfavorably impact revenue and earnings.  Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

•       customer acceptance of our subscription sales arrangements beginning in 2007;and

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

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 698 at June 30, 2007 from 649 at June 30, 2006. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

Approximately 85% to 90% of our clients use our hosting services for deployment of our software applications. We generally provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several International customers are hosted by third parties who also own and operate the hardware on which our applications reside.  We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 28% of our revenue for the quarters ended June  30, 2006 and 2007, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

At June 30, 2007, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 27% of our currently outstanding common stock and, together with our other officers and directors, beneficially owned approximately 43% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to control matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

(c)           Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2007 annual meeting of shareholders was held June 7, 2007.  The following proposals were adopted as follows:

1.         To elect three directors to serve for a three-year term ended at the 2010 annual meeting of stockholders or until their successors are elected and qualified or until their earlier resignation and removal:

	For	Withheld
Greg R. Gianforte	31,069,494	403,911
Gregory M. Avis	31,119,008	354,397
Thomas W. Kendra	31,117,008	356,397

2.             To ratify the appointment of KPMG LLP as the company’s independent registered public accounting firm for 2007:

For	31,437,225
Against	33,538
Abstain	2,642

3.             To approve an amendment to the 2004 Equity Incentive Plan to provide for an automatic annual option grant to the company’s lead director:

For	18,698,774
Against	9,519,401
Abstain	8,644

4.             To reapprove the 2004 Equity Incentive Plan to preserve the company’s ability to deduct compensation that qualifies as performance-based compensation under Section 162(M) of the Internal Revenue Code of 1986, as amended:

For	28,053,258
Against	163,047
Abstain	10,514

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibits

The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 4.2 to the Company’s registration statement of Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.
Exhibit 3.2

Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

Exhibit 10.26**	2004 Equity Incentive Plan, as amended June 7, 2007. Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K (File No. 000-31321) filed on June 13, 2007.
Exhibit 10.27**

Forms of Notice of Grant of Stock Options and Stock Option Agreements. Incorporated by reference to Exhibits 10.13, 10.14, and 10.15 to the Company’s Annual Report on Form 10-K (File No. 000-31321) filed March 31, 2005.

Exhibit 10.28**

Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.20 from the Company’s quarterly report on Form 10-Q (File No. 000-31321) filed with the Securities and Exchange Commission on May 10, 2006.

Exhibit 10.29**

Form of Non-Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.21 from the Company’s quarterly report on Form 10-Q (File No. 000-31321) filed with the Securities and Exchange Commission on May 10, 2006.

Exhibit 10.30**	Form of offer letter for Jason Mittelstaedt, Joseph Brown, Steve Daines, and Michael Saracini, and schedule of omitted material details thereto.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

**           Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 9, 2007

RightNow Technologies, Inc.

(Registrant)

By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)