Form 10-Q
period 2007-09-30
RIGHTNOW TECHNOLOGIES INC
filed 2007-11-08
CIK 1111247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 31, 2007 was 33,360,768.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2007

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2006	September 30, 2007
Assets
Cash and cash equivalents	$39,208	$33,109
Short-term investments	39,127	56,823
Accounts receivable	32,021	24,690
Term receivables, current	23,806	13,773
Allowance for doubtful accounts	(2,621)	(2,009)
Receivables, net	53,206	36,454
Prepaid & other current assets	2,498	5,786
Total current assets	134,039	132,172

Property and equipment, net	10,073	10,451
Term receivables, non-current	24,805	11,170
Intangible assets, net	8,836	7,865
Other	489	1,356
Total Assets	$178,242	$163,014

Liabilities and Stockholders’ Equity
Accounts payable	$4,417	$4,249
Commissions and bonuses payable	4,069	2,889
Other accrued liabilities	7,588	10,606
Current portion of long-term debt	31	42
Current portion of deferred revenue	67,560	69,665
Total current liabilities	83,665	87,451

Long-term debt, less current portion	85	79
Deferred revenue, net of current portion	47,018	37,139

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	86,069	92,486
Accumulated other comprehensive loss	(332)	(551)
Accumulated deficit	(38,296)	(53,623)
Total stockholders’ equity	47,474	38,345
Total Liabilities and Stockholders’ Equity	$178,242	$163,014

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue:
Software, hosting and support	$23,754	$22,366	$63,700	$62,878
Professional services	6,334	6,880	17,927	18,535
Total revenue	30,088	29,246	81,627	81,413

Cost of revenue:
Software, hosting and support	3,667	4,604	9,597	13,563
Professional services	4,969	5,667	14,014	15,874
Total cost of revenue	8,636	10,271	23,611	29,437

Gross profit	21,452	18,975	58,016	51,976

Operating expenses:
Sales and marketing	16,535	16,516	45,113	48,031
Research and development	3,740	4,308	10,346	12,947
General and administrative	2,333	2,680	7,098	8,718
Total operating expenses	22,608	23,504	62,557	69,696

Loss from operations	(1,156)	(4,529)	(4,541)	(17,720)

Interest and other income, net	740	1,004	2,180	2,717

Loss before income taxes	(416)	(3,525)	(2,361)	(15,003)
Provision for income taxes	(103)	(59)	(353)	(324)
Net loss	$(519)	$(3,584)	$(2,714)	$(15,327)

Net loss per share:
Basic	$(0.02)	$(0.11)	$(0.08)	$(0.46)
Diluted	$(0.02)	$(0.11)	$(0.08)	$(0.46)

Shares used in the computation:
Basic	32,316	33,094	32,144	32,979
Diluted	32,316	33,094	32,144	32,979

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2006	2007
Operating activities:
Net loss	$(2,714)	$(15,327)
Non-cash adjustments:
Depreciation and amortization	3,998	5,424
Provisions for losses on accounts receivable	51	345
Stock-based compensation	3,575	4,501
Changes in operating accounts:
Receivables	(16,529)	30,584
Prepaid expenses	(384)	(3,886)
Accounts payable	(64)	(192)
Commissions and bonuses payable	967	(1,219)
Other accrued liabilities	244	2,839
Deferred revenue	33,509	(9,013)
Other	99	(140)
Cash provided by operating activities	22,752	13,916

Investing activities:
Net change in short-term investments	(13,527)	(17,696)
Acquisition of property and equipment	(4,930)	(4,764)
Business acquisitions, net of cash acquired	(8,731)	—
Other	(10)	(60)
Cash used in investing activities	(27,198)	(22,520)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	1,362	1,688
Excess tax benefits of stock options exercised	—	228
Payments on long-term debt	(23)	(25)
Cash provided by financing activities	1,339	1,891

Effect of foreign exchange rates on cash and cash equivalents	347	614

Decrease in cash and cash equivalents	(2,760)	(6,099)

Cash and cash equivalents at beginning of period	40,874	39,208
Cash and cash equivalents at end of period	$38,114	$33,109

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2007, and results of operations for the three and nine month periods ended September 30, 2006 and 2007, and cash flows for the nine month periods ended September 30, 2006 and 2007. The interim period results are not necessarily indicative of the results to be expected for the full year.

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

The Company’s customers are located around the world with approximately 70% to 75% of sales in the United States. No individual customer accounted for more than 10% of the Company’s revenue in the first nine months of 2006 or 2007. No individual customer balances were 10% or more of accounts or term receivables at September 30, 2006 or 2007. One customer represented 13% of accounts receivable at December 31, 2006 and one other customer represented 11% of term receivables at September 30, 2007.

As of December 31, 2006 and September 30, 2007, assets located outside the United States were 12% and 13% of total assets, respectively. The loss from operations outside of the United States totaled $6.7 million and $8.6 million for the nine months ended September 30, 2006 and 2007, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

United States	$23,847	$20,687	$61,287	$58,067
Europe	4,732	5,958	15,081	16,638
Asia Pacific	1,509	2,601	5,259	6,708
	$30,088	$29,246	$81,627	$81,413

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

(4)           Sales Incentives

In conjunction with the Company’s business model change, beginning in 2007 sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $11.4 million and $7.0 million for the nine months ended September 30, 2006 and 2007, respectively. Deferred commissions were zero and $3.1 million at September 30, 2006 and 2007, respectively.

 (5) Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Weighted average common shares outstanding for basic net loss per share	32,316	33,094	32,144	32,979
Effect of dilutive securities:
Employee stock options	—	—	—	—
Weighted average shares outstanding for dilutive net loss per share	32,316	33,094	32,144	32,979

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Employee stock options	4,156	4,002	4,156	4,002

(6) Comprehensive Income (Loss)

Comprehensive loss for the comparative periods was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net loss	$(519)	$(3,584)	$(2,714)	$(15,327)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	49	57	64	60
Foreign currency translation adjustments	13	(101)	87	(279)
Comprehensive loss	$(457)	$(3,628)	$(2,563)	$(15,546)

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

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Stock-based compensation expense:
Cost of software, hosting and support	$52	$84	$145	$221
Cost of professional services	124	217	358	491
Sales and marketing expenses	529	542	1,430	1,931
Research and development expenses	230	166	622	681
General and administrative expenses	179	199	1,020	1,177
Stock-based compensation expense	$1,114	$1,208	$3,575	$4,501

No stock-based compensation expense was capitalized during the three or nine months ended September 30, 2006 or 2007.

Unrecognized compensation expense of outstanding stock options at September 30, 2007 was approximately $13 million, which is expected to be recognized over a weighted average period of 2.6 years.

Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
Fair value per share	$7.86		$6.22		$8.43		$7.33
Risk free rate	4.9%		4.3%		4.8%		4.7%
Expected term	4.4	yrs	4.5	yrs	4.4	yrs	4.1	yrs
Volatility	55%		51%		57%		53%
Dividend yield	0%		0%		0%		0%

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

Volatility: The Company’s estimate of expected volatility is based on a combination of the Company’s historical volatility and peer-company volatilities for the expected term of the award. The Company has a limited history of volatility, as well as limited traded options from which to derive implied volatility. The Company believes the combination of its historical and peer-company volatilities is more representative of future stock price trends than its historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for nine months ended September 30, 2007 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2006	3,029	3,913	$9.96
Annual reserve addition (1)	1,000	—	—
Granted	(979)	979	15.82
Exercised	—	(417)	3.76
Forfeited, expired or canceled (2)	461	(473)	15.12
Balance at September 30, 2007	3,511	4,002	$11.43	$20,020	7.2

Vested or expected to vest at September 30, 2007		3,681	$11.11	$19,575	7.0

Exercisable at September 30, 2007		2,157	$8.63	$16,549	6.0

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

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $6.9 million and $5.0 million, respectively.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their license agreements in the event that the Company fails to meet those levels. To date, the Company has not provided any material credits related to these service level agreements.

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

(9)                     Income Taxes

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2006 and September 30, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. The amount of interest and penalties for the three and nine months ended September 30, 2007 was insignificant. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

We released our initial version of RightNow Service in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone and proactive outbound email communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing, RightNow Sales, and RightNow Feedback which automate aspects of marketing campaigns, sales operations, and customer monitoring. In May 2005, we purchased the assets of Convergent Voice, and added voice enabled-CRM capabilities to our product portfolio. In May 2006, we purchased Salesnet, Inc., a provider of sales automation solutions. In February 2007, we released RightNow 8, our newest enterprise-class solution for service, sales and marketing. To date, approximately 80% to 90% of our revenue has been generated by the RightNow Service suite.

We have approximately 1,800 customers worldwide as of September 30, 2007, and our products served more than 347 million customer interactions, or unique sessions hosted by our solutions, during the quarter ended September 30, 2007. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

2007 Business Model Changes

To better align with industry practice, beginning in 2007 we changed our product offerings from software license arrangements to subscription service arrangements (e.g. “subscriptions”). As the industry and business models for “software as a service” or “on demand” have evolved, the standard form of sales arrangements are service agreements rather than licenses of software that can be hosted. We believe providing offerings in this manner will ultimately increase our market penetration.

Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data via the Internet. Our previous terms of sale provided the customer a software license, and for no additional fee the customer could choose to have the software hosted by us, by themselves or by someone else. We believe that revenue recognition for service arrangements will not be materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement. We also believe that additions to deferred revenue for our subscriptions will be less than that deferred for our licenses because, under subscriptions, only the amount currently due from the customer is recorded to accounts receivable and deferred revenue. Under licenses, the full customer commitment is recorded to receivables and deferred revenue whether or not currently due because we have the contractual right to collect the entire arrangement fee.

As part of this business model change, we essentially discontinued sales of new perpetual software licenses which represented 21% of our revenue in 2006. Although we expect to ultimately increase the lifetime value of our customer arrangements through sales of subscriptions, the substantive elimination of perpetual license sales will materially and adversely impact our operating results for 2007 when compared to 2006 as perpetual revenue has generally been recognized in full upon delivery of the license.

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

License arrangements can be over time or perpetual. For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement. Perpetual license revenue is recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period. Perpetual license revenue ranged from 21% to 25% of our total revenue from 2004 through 2006. Due to the change in our business model noted above, perpetual license revenue decreased from $17.9 million, or 22% of revenue in the nine months ended September 30, 2006 to $1.5 million, or 2% of revenue in the nine months ended September 30, 2007.

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

Research and Development Expenses.  Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. To date, we have not capitalized internal software development costs because the timing of the commercial releases of our products has substantially coincided with the attainment of technological feasibility. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings.

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

Revenue Recognition

Beginning in 2007, we changed the nature of our sales arrangements from license arrangements to subscription arrangements (“subscriptions”). For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and, in accordance with EITF 00-03 such arrangements are considered service contracts which are outside the scope of SOP 97-2. Accordingly, we account for sales of subscriptions under EITF 00-21 and recognize subscription revenue ratably over the length of the agreement in accordance with SAB 104.

Prior to 2007, we sold the majority of products under software license arrangements (“licenses”) and accounted for them in accordance with SOP 97-2 and SOP 98-9. Licenses generally include multiple elements that are delivered up front or over time. For example, under a term license, we deliver the software up front and provide hosting and support services over time. Fair value for each element in a license does not exist since none are sold separately, and consequently, the bundled revenue is recognized ratably over the length of the agreement. Under a perpetual license, vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and therefore the license element is recognized immediately into revenue upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term.

The application of these rules requires judgment, including the identification of individual elements in multiple element arrangements, whether there is objective and reliable evidence of fair value, including vendor specific objective evidence (“VSOE”) of fair value, for some or all elements. Changes to the elements in our sales arrangements, or our ability to establish VSOE or fair value for those elements may result in a material change to the amount of revenue recorded in a given period.

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

 Our standard payment terms are net 30, although payment within 90 days is considered normal. We periodically provide extended payment terms and we consider any fees due beyond 90 days to not be fixed and determinable  In such cases, judgment is required in determining the appropriate timing of revenue recognition. Changes to our practice of providing extended payment terms or providing concessions following a sale, may result in a material change to the amount of revenue recorded in a given period.

Allowance for doubtful accounts

We regularly assess the collectibility of outstanding customer invoices and, in so doing we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates and exceed our related loss allowance.

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

Share-Based Compensation

We have adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123R”) beginning January 1, 2006 utilizing the modified prospective method. This statement requires the cost of share-based payment arrangements to be recorded in the statement of operations. Prior to 2006, the estimated cost of share-based payment arrangements was disclosed in a footnote to the financial statements. Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, anticipated employee stock option exercise behaviors, expected forfeitures, and the related income tax effects. Our assumptions are based primarily on our historical information, some of which was developed when we were a private company.

Accounting Standards Issued But Not Yet Adopted

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

The guidance in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This statement provides companies with an option to report selected assets and liabilities (principally financial assets and financial liabilities) at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and does not eliminate disclosure requirements included in other accounting standards. We do not believe adoption of SFAS 159 will have a material effect on our financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Revenue:
Software, hosting and support	79%	77%	78%	77%
Professional services	21	23	22	23
Total revenue	100	100	100	100
Cost of revenue:
Software, hosting and support	12	16	12	17
Professional services	17	19	17	19
Total cost of revenue	29	35	29	36
Gross profit	71	65	71	64
Operating expenses:
Sales and marketing	55	56	55	59
Research and development	12	15	13	16
General and administrative	8	9	9	11
Total operating expenses	75	80	77	86
Loss from operations	(4)	(15)	(6)	(22)
Interest and other income (expense), net	2	3	3	3
Loss before income taxes	(2)	(12)	(3)	(19)
Provision for income taxes	—	—	—	—
Net loss	(2)%	(12)%	(3)%	(19)%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Customer interactions (in millions)	261	347	765	1,031
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	56%	75%	56%	75%
Perpetual licenses	23	2	22	2
Professional services	21	23	22	23
Revenue by geography in:
United States	79%	71%	76%	72%
Europe	16	20	18	20
Asia Pacific	5	9	6	8

Quarter Overview

Total revenue in the third quarter of 2007 decreased 3% from the third quarter of 2006 mostly due to our change from selling software licenses to selling subscription services which we announced in early 2007. Under this business model change, perpetual license revenue decreased 92% to $0.6 million in the quarter ended September 30, 2007 from $7.0 million in the similar quarter in 2006. Offsetting much of the decreased perpetual revenue was 31% growth in recurring revenue in the third quarter of 2007 over the third quarter of 2006. Recurring revenue increased in the September 2007 quarter due to growth in the number of customers and higher average revenue per customer.

We continued to invest in our operations during 2007 by adding capacity to our hosting, technical support, and professional services organizations, by increasing the number of sales and marketing personnel to focus on new customer acquisition, and by increasing the number of software developers to broaden and enhance our solution offerings. These investments increased total expenses which, when combined with the much lower amount of perpetual license revenue, caused us to incur an operating loss of 15% of revenue in the quarter ended September 30, 2007 as compared to a 4% operating loss in the quarter ended September 30, 2006.

For the quarter ended September 30, 2007, we generated $3.8 million of cash from operations compared to $9.8 million of cash from operations in the comparative 2006 quarter, and increased our cash and short-term investment balances to $89.9 million at September 30, 2007 from $75.0 million one year earlier.

As of September 30, 2007, we had an accumulated deficit of $53.6 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Three Months and Nine Months Ended September 30, 2006 and 2007

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Software, hosting and support:
Recurring	$16,710	$21,813	31%	$45,770	$61,379	34%
Perpetual	7,044	553	(92)	17,930	1,499	(92)
Professional services	6,334	6,880	9	17,927	18,535	3
Total revenue	$30,088	$29,246	(3)%	$81,627	$81,413	—%

Total revenue for the three months ended September 30, 2007 was $29.2 million, a decrease of $0.8 million, or 3%, from total revenue of $30.1 million for the three months ended September 30, 2006. Total revenue of $81.4 million for the nine months ended September 30, 2007 was slightly less than total revenue of $81.6 million for the nine months ended September 30, 2006.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, for the three months ended September 30, 2007 decreased $1.4 million, to $22.4 million, from $23.7 million for the three months ended September 30, 2006. Recurring revenue, comprised of subscriptions, term licenses, hosting and support, for the three and nine month periods ended September 30, 2007 increased 31% and 34% over the comparable 2006 three and nine month periods, respectively. Recurring revenue has grown primarily due to a 21% increase in average revenue per customer and a 4% increase in average number of customers. Average revenue per customer increased as a result of sales of new products, capacity additions, and contract renewals. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage volume, increased approximately 33% to 347 million in the quarter ended September 30, 2007 from the quarter ended September 30, 2006.

Perpetual license revenue decreased $6.5 million and $16.4 million, or 92%, in the three and nine month periods ended September 30, 2007, respectively, as compared to the similar periods of 2006. The mix of perpetual license revenue affects our profitability in any given period because it is recorded in full into revenue upon delivery instead of being recorded ratably into revenue over time, as is the case with subscriptions and term licenses. Beginning in 2007, we essentially discontinued sales of new perpetual licenses which caused the significant decrease in perpetual revenue from the prior year.

Professional services revenue increased $546,000, or 9%, in the quarter ended September 30, 2007 compared to the year-earlier quarter, and  increased $608,000, or 3%, in the nine months ended September 30, 2007 over the comparable period ending September 30, 2006. The growth in professional services revenue is primarily due to higher utilization and a higher volume of large customer projects in the current year. Customers generally purchase professional services with initial license or subscription arrangements, and periodically over the life of the contract.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue. Professional services revenue represented 23% and 21% of total revenue in the three months ended September 30, 2007 and 2006, respectively.

We expect professional services revenue to range between 20% and 25% of total revenue in the future.

Revenue from international customers grew to represent 29% of total revenue in the quarter ended September 30, 2007 from 21% of total revenue in the quarter ended September 30, 2006. For the nine months ended September 30, 2007, revenue from international customers represented 28% of total revenue as compared to representing 25% of total revenue in the year-earlier period. The higher percentage of revenue from international customers is primarily the result of lower perpetual revenue in 2007, which was derived mostly from North American customers in previous years.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Software, hosting and support	$3,667	$4,604	26%	$9,597	$13,563	41%
Professional services	4,969	5,667	14	14,014	15,874	13
Total cost of revenue	$8,636	$10,271	19%	$23,611	$29,437	25%

Total cost of revenue for the quarter ended September 30, 2007 was $10.3 million, an increase of $1.7 million, or 19% over total cost of revenue of $8.6 million for the quarter ended September 30, 2006. Total cost of revenue for the nine months ended September 30, 2007 was $29.4 million, or 25% more than total cost of revenue of $23.6 million for the nine months ended September 30, 2006.

Cost of software, hosting and support increased $937,000, or 26% in the third quarter ended September 30, 2007 over the third quarter of 2006 due primarily to capacity additions to our hosting data centers, including new data centers in London, England, and Chicago, Illinois, and increased voice and non-voice hosting volume. Staff additions to our hosting and technical support organizations increased salaries and related expenses (i.e. payroll taxes, benefits, bonuses, stock-based compensation, allocated overhead) by $352,000 in the quarter ended September 30, 2007 when compared to the quarter ended September 30, 2006. Average employee count in our hosting and technical support operations was 82 in the third quarter of 2007 as compared to 74 in the third quarter of 2006. New data centers added in 2006 and 2007 and growth in customer interactions increased third party hosting provider costs by $441,000 in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. Equipment additions to our data centers increased depreciation expense in the third quarter of 2007 by $149,000 over the third quarter of 2006. As a percent of the associated revenue, software, hosting and support costs were 21% and 22% of revenue in the three months and nine months ended September 30, 2007 as compared to 15% in both the three months and nine months ended September 30, 2006 mostly due to the lower revenue contribution from perpetual licenses combined with the capacity increases noted above.

Cost of professional services increased $698,000, or 14%, in the quarter ended September 30, 2007 over the quarter ended September 30, 2006 due to employee staff additions partly offset by lower travel & entertainment expenses. Average employee count in our professional services organization grew to 143 in the third quarter of 2007 from 131 in the third quarter of 2006, which increased salaries and related expenses by $839,000. This increase was partially offset by lower travel and entertainment expenses of $128,000. As a percent of the associated revenue, professional services costs increased to 82% and 86% in the three and nine months ended September 30, 2007, respectively, from 78% in the three and nine months ended September 30, 2006. Employee training and customer scheduling requirements can cause the cost of professional services to fluctuate as a percentage of revenue from period to period. We expect professional services costs to range between 80% and 85% of the associated revenue in 2007.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Sales and marketing	$16,535	$16,516	—%	$45,113	$48,031	7%
Research and development	3,740	4,308	15	10,346	12,947	25
General and administrative	2,333	2,680	15	7,098	8,718	23
Total operating expenses	$22,608	$23,504	4%	$62,557	$69,696	11%

Sales and Marketing Expenses

Sales and marketing expenses of $16.5 million in the third quarter of 2007 were approximately even with the third quarter of 2006. Salaries and related expenses increased $1.7 million in the third quarter of 2007 compared to the third quarter of 2006 primarily due to staff additions and staff promotions. Average employee count in our sales and marketing organizations increased to 268 in the quarter ended September 30, 2007 from 261 in the quarter ended September 30, 2006. Offsetting the increased salaries and related expenses were lower sales incentive expenses caused by the deferral of sales incentives earned on subscription agreements. As noted above under “2007 Business Model Changes,” we changed the nature of our sales arrangements from licenses to subscriptions beginning in 2007. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. We deferred $1.4 million of sales incentives earned on subscription sales in the third quarter of 2007, as compared to zero deferred sales incentives in the third quarter of 2006. Net sales incentive expense in the quarter ending September 30, 2007 was $2.8 million as compared to $4.5 million in the quarter ended September 30, 2006.

Sales and marketing expenses for the nine months ended September 30, 2007 increased $2.9 million, or 7%, over the comparable 2006 period due to staff additions and promotions which increased salaries and related expenses by $6.4 million and was offset in part by lower sales incentive expenses of $3.9 million.

Research and Development Expenses

Research and development expenses of $4.3 million in the three months ended September 30, 2007 were $568,000, or 15%, more than research and development expenses of $3.7 million in the three months ended September 30, 2006, primarily due to increased salaries and related expenses and third party services. Salary and related expense increased $331,000 primarily due to annual merit increases and promotions within the group, as well as certain increased overhead expenses that are allocated based on headcount. Average employee count in our research and development remained approximately level at 133 in the comparative third quarters ended

September 30, 2006 and 2007. Higher outside service costs of $180,000 were incurred in the quarter ended September 30, 2007 principally related to language translations of installation and operation manuals for our newest product, RightNow 8, and subsequent quarterly releases.

Research and development expenses for the nine months ended September 30, 2007 increased 25% over the comparable 2006 period due to staff additions which increased salaries and related expenses by $1.9 million and higher third-party consulting services which increased by $539,000.

General and Administrative Expenses

General and administrative expenses increased $347,000, or 15%, in the third quarter of 2007 over the third quarter of 2006 mostly due to staff additions. Average employees in our general and administrative organization were 69 in the third quarter of 2007 as compared to 62 in the third quarter of 2006, which increased salaries and related expenses by $288,000.

General and administrative expenses for the nine months ended September 30, 2007 increased 23% over the comparable 2006 period due to staff additions which increased salaries and related expenses by $1.5 million.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three and nine months ended September 30, 2007 was $1.2 million and $4.5 million, respectively, as compared to $1.1 million and $3.6 million in the three and nine months ended September 30, 2006, respectively. The year-over-year increase in stock-based compensation expense results primarily from growth in the fair market value of our stock since our initial public offering in 2004, which in turn drives growth in the estimated fair value of our stock options and the corresponding expense. Stock-based compensation expense fluctuates from period-to-period due to changes in the underlying market value of our stock and changes in our valuation assumptions, such as the expected volatility of our stock, the expected time an option will be outstanding, and expected option forfeiture rates.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Interest income	$776	$1,055	36%	$2,170	$2,859	32%
Interest expense	(3)	(2)	n/m	(8)	(5)	n/m
Other income (expense)	(33)	(49)	n/m	18	(137)	n/m
Total interest and other income (expense), net	$740	$1,004	36%	$2,180	$2,717	25%

Interest income increased 36% in the third quarter of 2007 over the third quarter of 2006 primarily due to growth in our cash and short-term investment balances, and to a lesser extent increased average yields on invested funds. Cash and investment balances have increased primarily from cash generated by the business. Our investment portfolio consists primarily of short-term, investment-grade government and corporate debt instruments. Other income (expense) consists primarily of gains or losses on miscellaneous asset sales and foreign currency transaction gains or losses.

Provision for Income Taxes

The provision for income taxes was $59,000 and $324,000 for the three and nine months ended September 30, 2007, respectively, as compared to $103,000 and $353,000 for the similar periods in 2006. Our provision for income taxes consists primarily of foreign tax withholdings and state provisions. Our effective tax rate differs from the federal statutory rate primarily due to unrealized operating losses, tax credits, federal alternative minimum taxes, foreign rate differentials, state taxes and non-deductible expenses. Our effective tax rate in 2007 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2006	2007	Percent Change	2006	2007	Percent Change

Cash, cash equivalents and short-term investments	$75,020	$89,932	20%	$75,020	$89,932	20%
Cash provided by operating activities	9,836	3,793	(61)	22,752	13,916	(39)

At September 30, 2007, cash, cash equivalents, and short-term investments, totaled $89.9 million. In addition to our cash and short-term investments, other sources of liquidity at September 30, 2007 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $3.8 million and $13.9 million of cash during the quarter and nine months ended September 30, 2007, respectively, as compared to $9.8 million and $22.8 million in the quarter and nine months ended September 30, 2006. We expect full year 2007 cash flow from operations to range between $15 and $20 million as compared to $27 million in cash flow from operations in 2006. However, cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period and customer payment preferences and patterns. The expected decrease in full year cash from operations is primarily the result of our business model change announced earlier this year where we discontinued selling perpetual software licenses, which are typically larger dollar contracts paid net 30.

Historically, we have generated cash from operations from increasing sales and the upfront billing of our sales arrangements, which is typically reflected in accounts receivable and deferred revenue. When customers chose to pay over time, we recorded a term receivable to reflect the customer commitment. Beginning in 2007, our change to subscriptions from license arrangements requires that we no longer record additions to term receivables, and consequently, we expect term receivables to gradually decline over time. This change in the recording of term receivables is not expected to negatively affect cash flow from operations.

The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at September 30, 2007 and December 31, 2006, respectively. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Investing activities used $5.3 million and $22.5 million in the quarter and nine months ended September 30, 2007, respectively. Year-to-date 2007 investing activities consisted of net purchases of short-term investments of $17.7 million and $4.8 million of capital expenditures. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth, and are expected to be approximately $7 million to $8 million for the full year 2007.

Financing activities provided $518,000 and $1.9 million in the three and nine months ended September 30, 2007, respectively, mostly from the employee purchases of our common stock under our equity incentive plans and the related excess tax benefits.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations or commitments since December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended September 30, 2006 or 2007.

Interest Rate Sensitivity

Net proceeds from our initial public offering of common stock are invested in short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at September 30, 2007, the fair value of our portfolio would decline by approximately $115,000.

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

(b)           Changes to Internal Control over Financial Reporting

During the most recently completed fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of more than $15 million in the first nine months of 2007, and as of September 30, 2007, we had an accumulated deficit of $53.6 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. Additionally, with our business model change beginning in 2007 we expect to sell substantially less perpetual licenses than in prior years, which will unfavorably impact revenue and earnings. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

Our recently announced business model changes carry a number of risks which may be harmful to our business.

In January 2007 we announced that we are changing the nature of our product offerings from substantially all software license arrangements to substantially all subscription service arrangements. We expect the impact of this change will be to largely eliminate perpetual license revenue in 2007 which will negatively and materially affect our operating results when compared to 2006. Increased operating losses in 2007 could result in a significant decline in the price of our common stock. Additionally, customers may choose to pay for their subscription agreements over time instead of upfront, or could choose to pay upfront for a shorter period of service, which could reduce our cash flow from operations as compared to prior years. A decline in cash flow from operations could cause investors and market analysts to react negatively towards investing in our stock which could materially and adversely affect the price of our stock. In addition, our subscription strategy caries a number of additional risks, including:

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

• changes in our assumptions of stock price volatility, employee exercise behaviors, and option forfeiture rates, or changes in the number of stock options granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

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

We have substantially expanded our overall business, headcount and operations in recent periods. We have increased our total number of full-time employees to 691 at September 30, 2007 from 654 at September 30, 2006. To achieve our business objectives, we will need to continue to expand our business at a rapid pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-

party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, cause us to issue credits or pay penalties or cause clients to fail to renew their licenses, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

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

International sales comprised 21% and 29% of our revenue for the quarters ended September 30, 2006 and 2007, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

Our software incorporates use of Microsoft’s .NET Framework, and its Smart Client methodology. The .NET Framework is core functionality that Microsoft incorporates into operating systems, while the Smart Client methodology enables development and deployment of software applications using the .NET Framework. We believe that the .NET Framework and Smart Client enable us to provide users with a richer experience and better functionality than would be possible using a pure Web-based application. However, the .NET Framework has not been universally adopted. If software users do not adopt the .NET Framework or if the .NET Framework is superseded, the potential market for our solutions will be reduced and we may need to develop an alternative architecture.

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

At September 30, 2007, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, together beneficially owned approximately 25% of our currently outstanding common stock and, together with our other officers and directors, beneficially owned approximately 41% of our currently outstanding common stock. In addition, none of the shares of common stock held by Mr. Gianforte and Mrs. Gianforte are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to control matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

In May 2005, we spent $1 million of the offering proceeds for the acquisition of the assets of Convergent Voice. In May 2006, we spent $8.7 million of the offering proceeds to acquire Salesnet, Inc. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering. Pending these uses, the net proceeds from the offering are invested in investment-grade, interest-bearing securities.

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

Dated:  November 8, 2007

RightNow Technologies, Inc.

(Registrant)

By:	/s/ Susan J. Carstensen
Susan J. Carstensen
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)