Form 10-K
period 2007-12-31
RIGHTNOW TECHNOLOGIES INC
filed 2008-03-14
CIK 1111247

Use these links to rapidly review the document
RightNow Technologies, Inc. Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2007 Table of Contents
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-31321

RIGHTNOW TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	81-0503640 (I.R.S. Employer Identification No.)

136 ENTERPRISE BLVD, BOZEMAN, MONTANA 59718
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $394,775,075, based on the closing sales price of the registrant's common stock on that date as reported by the Nasdaq Global Market. For the purposes of the foregoing calculation only, all of the registrant's directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

         The number of shares outstanding of the registrant's common stock as of February 21, 2008 was 33,510,986.

DOCUMENTS INCORPORATED BY REFERENCE:

         Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant's definitive proxy statement for the registrant's 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant's definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

RightNow Technologies, Inc.

Annual Report on Form 10-K

For The Fiscal Year Ended December 31, 2007

Table of Contents

CAUTIONARY STATEMENT

        In this report, the terms "RightNow Technologies," "RightNow," "Company," "we," "us" and "our" refer to RightNow Technologies, Inc. and its subsidiaries.

        All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, and management's future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the ability to gain and retain key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the rate at which our present and future customers adopt our existing and future products and services; our ability to expand operations; possible fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; interruptions or delays in our hosting operations; breaches of our security measures; our ability to expand, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled "Risk Factors," in Item 1A of this report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Part I

Item 1.    Business

OVERVIEW

        RightNow Technologies ("we", "us", "our", the "Company" or "RighNow") provides on demand customer relationship management software and services that help consumer-centric organizations deliver exceptional customer experiences, while reducing costs. In today's competitive business environment, providing superior customer experiences can be the single most powerful way for companies to drive sustainable differentiation. RightNow's technology enables an organization's service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell through the phone, email web and chat. Additionally, through our on demand delivery approach, or software-as-a-service ("SaaS"), we are able to eliminate much of the complexity associated with traditional on premise solutions, to implement rapidly, and to price our solutions at a level that results in a lower cost of ownership. Our value-added services, including business process optimization and lifetime product tune-ups, are directed toward improving our customers' efficiency, increasing user adoption and assisting our customers to maximize the return on their investment. Approximately 1,800 corporations and government agencies worldwide depend on RightNow to achieve their strategic objectives and better meet the needs of those they serve.

        RightNow was incorporated in Montana in September 1997 and reincorporated in Delaware in August 2000. Our principal executive offices are located at 136 Enterprise Boulevard, Bozeman, Montana 59718-9300, and our telephone number is (406) 522-4200. We have regional field offices in Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; San Mateo, California; Princeton, New Jersey; New York, New York; Fairport, New York; Washington, D.C.; and Toronto, Canada. We also have subsidiary offices in London, England; Munich, Germany; Sydney, Australia; Tokyo, Japan; and Utrecht, Netherlands. Our internet address is http://www.rightnow.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on the Nasdaq Global Market under the symbol RNOW. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website.

PRODUCTS AND SERVICES

        Our solutions are provided through an application platform that is designed to be easy to implement, use and maintain, and to support improved customer experiences across multiple customer interaction points. Our solutions integrate with traditional enterprise and/or back office applications, and are available in 33 languages and dialects.

        With the release of RightNow 8 in 2007, we have been able to provide enhanced functionality, tools and broader application extensibility. Additionally, we have recently moved to a quarterly release cycle which allows us to deliver product capabilities to customers more rapidly.

RightNow Service™

        First released in 1997, RightNow Service is the flagship offering in our portfolio of customer relationship management ("CRM") solutions and generates approximately 80% of our revenue. Built upon a self-learning knowledge foundation, RightNow Service provides an integrated multi-channel customer service that captures customer interactions across traditional and online channels. Our knowledge foundation automatically learns from each customer interaction to deliver relevant content, thereby improving the customer experience.

Features of RightNow Service

        Seamless multi-channel contact center—blends traditional and online channels so customer service agents have a single view of the customer across all channels and can provide consistent information through phone, email, web and chat.

        Web and voice self-service—enables customers to access the information they need 24/7 on the web and over the phone, and also reduces contact center workloads.

        Patented self-learning knowledge base—dynamically captures and presents complete, relevant and up-to-date information to customers, contact center staff, outsourcers and other business partners.

        Email response management—leverages knowledge base content to speed response times and provides customers with accurate answers; also detects potential customer issues for immediate attention and resolution.

        Custom analytics and reporting—pre-built reports and a custom reporting engine enable real-time performance tracking. Reports can be automatically scheduled to run on specific timetables allowing customers to head off service and product issues with exception-based notification.

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

Features of RightNow Marketing

        Multi-stage, multi-channel campaign management—users can design, execute and manage campaigns from one central location.

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

        Custom analytics and reporting—real-time, pre-built and customizable reports provided out-of-the-box to track and measure the success of marketing campaigns.

RightNow Sales™

        RightNow Sales is designed to simplify the sales process so that sales organizations can more easily manage accounts, track leads, organize contacts and create selling opportunities while leveraging the customer information in the common platform. Traditional sales processes such as contact management, forecasting, quote generation and opportunity status are fully integrated, saving sales representatives' time and shortening sales cycles. RightNow Sales is designed to improve the accuracy of sales forecasting and reporting with real-time visibility into sales pipeline data.

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

        Microsoft Outlook integration—users may synchronize emails, contacts, and tasks between Microsoft Outlook and RightNow Sales for increased productivity.

        Automatic contract, quote and proposal generation—provides accurate, customer-ready contracts, quotes and proposals.

        Territory and quota management—fully customizable quota-setting and real-time performance monitoring tools track staff and management performance.

        Sales methodology implementation—replicates and enforces conformance to proven sales methodologies.

RightNow Feedback™

        RightNow Feedback is designed to enable organizations to capture and measure customer feedback across touch-points in real time and take immediate action on that feedback. Companies can also use packaged templates to gather, monitor and act on customer satisfaction and service issues or collect insights from their own employees.

Features of RightNow Feedback

        Multiple feedback capture techniques—captures input from customers through email, phone or the web.

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

        Sales analytics—provides visibility into the sales pipeline for more accurate forecasting and historical trending tools to pinpoint effective sales tactics for replication.

        Marketing analytics—enables evaluation of historical marketing data for visibility into effective campaigns and offers.

        Feedback analytics—consolidate, evaluate and distribute customer feedback to track and measure the effect of customer interactions.

Professional Services

        Our Professional Services organization combines project management with technical and business-focused consulting services to our clients. Using proven methods and customer-centric best practices, our Professional Services group is experienced in implementing RightNow products across many industries, drawing on in-depth knowledge and practical expertise gained from thousands of deployments. Professional services helps customers determine strategic business objectives, align business processes, define success metrics, help with rapid system configuration and deployment, and adjust business solutions to support full user adoption. We also provide tune-up services to our clients, auditing their solution against our library of best practices.

        During 2007, we continued to expand our professional service organization with new investments in both partner relationships and additional employees. These investments are expected to allow us to engage in more complex deployments, add scalability to our business and help drive our growth.

Sales and Marketing

        RightNow products and services are sold predominantly through our direct sales organization and through partner channels. The sales team is organized around geographic territory, prospect company size and vertical industry, calling on potential new clients as well as focusing on managing and further penetrating those existing client relationships.

        A prospective client may deploy a portion or all of our solutions on a pilot basis to ensure that RightNow solutions meet its needs, prior to committing to any subscription fees. A pilot program may last 90 days. The prospective client's objectives are quantified and results measured during the period.

As a result of this program, we believe we have experienced shorter sales cycles, higher sale closure rates and larger deal sizes.

        During 2007, we continued to grow our indirect channel revenue and increase our overall partner contribution worldwide. As of December 31, 2007 we had 63 partners enrolled in our worldwide partner program. We have continued to develop and grow our Service Provider Partner channel through strategic relationships with some of the world's largest customer care outsourcers such as Convergys, West Corporation, TelePerformance, ICT Group, Harte-Hanks, and Lockheed Martin. We believe these partners deliver increased value to clients through RightNow-enabled managed services.

        In addition, we continued to develop business and technology alliance and referral partner relationships with independent software companies, systems integrators, and contact center infrastructure providers to create additional opportunities for our direct sales team and enhanced capabilities for our customers.

        During 2007, we launched new strategic partnerships with:

  •
  Genesys, a leading contact center software provider;

  •
  XO Interactive, a leading on demand voice application hosting provider;

  •
  Demandware, a leading ecommerce software provider; and

  •
  IBM, a global systems platform provider and integrator.

        We believe these partnerships have enabled our direct sales organization to expand its contact base in key accounts, enhance and differentiate the RightNow solution, and ultimately develop larger and more profitable enterprise sales opportunities.

        We continue to work closely with technology partners such as Informatica and Cast Iron Systems, leading enterprise data integration software providers, to achieve open interoperability with our customer's legacy applications and databases.

        In those international markets where we do not have a direct selling presence, we rely on system integrators and resellers to sell our solutions. This strategy is primarily employed in Europe, New Zealand and Asia. We intend to continue to broaden our distribution to these markets through resellers.

        Our marketing department coordinates future product and service direction, manages generation of client leads, and oversees public and industry analyst relations. To expand our client base, we have also developed and will continue to increase innovative marketing initiatives.

Clients

        As of December 31, 2007, we had approximately 1,800 active revenue generating clients in various industries, including approximately 19% from telecommunications, 17% from technology, 14% from government agencies and educational institutions, 13% from consumer products, 8% from financial and insurance, 6% from travel and hospitality, 6% from manufacturing, and 17% from various other industries. For the year ended December 31, 2007, approximately 45% of our revenue was generated from entities with over $1 billion in annual revenue, 42% of our revenue was generated from entities with less than $1 billion in annual revenue and 14% of our revenue was generated from government/educational institutions. No single client accounted for more than 10% of our revenue in the year ended December 31, 2007. One customer represented 13% of term receivables at December 31, 2006, and one customer represented 12% of term receivables at December 31, 2007. No individual customer accounted for more than 10% of the Company's accounts receivable at December 31, 2006 and 2007.

Product Development and Technology

        Our product development efforts are focused on improving and enhancing our existing solutions and service offerings as well as developing new proprietary technology. Our product roadmap incorporates our long-term strategic view of our market and incorporates customer feedback to improve and enhance our products. We currently are developing products and solutions to broaden and deepen our offerings within the CRM market. We have an applied research group, RightNow Labs, which focuses on knowledgebase, artificial intelligence, information retrieval and novel applications of current research for use within our solutions. We allow our clients to run different versions of our software and provide customers the ability to adequately plan, schedule and implement upgrades of new releases. Our support and development efforts are focused only on the current and future releases of our products. We provide support for our software versions for 24 months. Our research and development expenses totaled approximately $10.4 million in 2005, $14.5 million in 2006, and $17.1 million in 2007.

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

        Intuitive Knowledge Foundation.    Artificial intelligence, self-learning, knowledgebase technologies and innovative information retrieval technologies form the foundation of our solution. These technologies are combined within our customer service solution to provide self-service and automatic email response to users and as an automated assistant for our clients' customer service representatives. Core technologies in the area of the knowledge foundation include automatic learning and decay of the relevancy and relatedness of information, natural language processing, word-stemming algorithms, information clustering and classification algorithms, and information retrieval technologies.

        Integration with Other Enterprise Applications.    Our hosted and non-hosted clients are able to integrate our solution with their other mission-critical enterprise applications through several techniques, including: web services, application level triggers; user interface extensibility that allows the integration of other applications into our solution; and "pass through" authentication that allows our solution to inherit user credentials from other applications to identify and enforce access to our clients' web sites. The Developer portion of our Customer Community portal allows our customers an on-line forum that provides information on integration topics such as up-to-date documentation and sample integrations as well as on-line discussion forums that are moderated by RightNow experts.

        Highly Customizable and Usable User Interface.    The web portal interface portion of our product, which allows our clients to serve their customers through the web, is browser based and provides support for all current browsers and versions, and complies with web accessibility standards. The web portal interface is designed to be easily integrated into our client's web sites and simple for inexperienced internet users to understand. Our back-end interface utilizes Microsoft Corporation's Smart Client technology. The back-end interface is used by administrators, agents, sales representatives and marketing users. The Microsoft Smart Client user interface (or "UI") communicates with our server through web services. This UI combines the speed and power of traditional client/server applications with the flexibility and reduced total cost of ownership associated with browser-based applications. With the Microsoft Smart Client UI, a richer user experience is possible than could be provided through a browser. Because the Microsoft Smart Client is automatically network installed and updated, the desktop maintenance headache generally associated with client/server applications is eliminated. Our back-end interface can be easily customized without programming to support different workflows and can be extended to incorporate data from other applications.

        Software Architecture.    Our solution has been developed using a logical three-tier Internet architecture consisting of presentation, application logic and data management layers. Because of the tiered separation, our solution is designed to be highly scalable, allowing expansion at each tier. We deploy our solution in highly available, highly scalable, load-balanced web server and clustered database server configurations. We support most commonly available operating systems (Linux, Microsoft Windows Server) and databases (Oracle, Microsoft SQL Server, MySQL).

Intellectual Property

        Our success depends to a significant degree upon the development and protection of our intellectual property rights. We believe we have a rich repository of intellectual property. As of February 25, 2008, our intellectual property assets included seven issued U.S. patents, one issued United Kingdom patent, fifteen pending U.S. patents, five U.S. trademark registrations, and multiple foreign trademark registrations. The majority of our patents and patent applications concern our knowledgebase technology, including processes relating to the relative usefulness ranking and the order of display of retrieved information in the knowledgebase; the ability of the knowledgebase to suggest related information to a user accessing the knowledgebase; and the ability of the knowledgebase to produce a relational map of help information items based on the historical usage patterns of customers accessing the knowledgebase. Our patent portfolio also includes patents and patent applications that relate to our voice technology, and our marketing and sales solutions.

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

        System and Method for Generating a Dynamic Interface through a Communications Network.    This patent describes a system for dynamically adapting selections in an automatic phone support system. This invention enables the provision of information from a dynamic knowledgebase through a telephone channel. This patent continues until June 2020.

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

        Method for routing Electronic Correspondence Based on the Level and Type of Emotion Contained Therein.    This process relates to determining the emotional content of an electronic correspondence to route or prioritize the information, to set the expectations of a customer support worker, to flag those workers who are using inappropriate language with the customer, or determine another best course to send the correspondence. In a preferred embodiment, a customer sends an electronic correspondence to a company by email. Emotionally charged words or symbols in each sentence are detected. The message is then given an emotional ranking, which is used to determine what future action is most appropriate for the correspondence. This patent continues until October 2022. We also have been issued a U.K. patent for this invention. Like the corresponding U.S. patent, this patent continues until October 2022.

        We also hold licenses to five United States patents that we acquired from a third party.

        Our five registered trademarks in the United States are RIGHTNOW, RIGHT NOW, RIGHTNOW TECHNOLOGIES (stylized), SMARTASSISTANT AND LOCATOR. We use our "RightNow" mark as a descriptor of all of our products. These marks continue indefinitely, subject to continuous use and payment of registration fees at the statutorily required intervals. We also use the following common law marks "RightNow Metrics," "RightNow Analytics," "RightNow Outbound," "RightNow Marketing," "RightNow Feedback," RightNow Sales," "RightNow Service," "SmartSense," "RightNow Live," "RightNow Voice," "RightNow Chat," "RightNow Offer Advisor," RightNow Connect," "RightStart," and "Salesnet." Other trademarks, trade names or service marks appearing in this report are the property of their respective holders.

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

        We face competition from other companies currently providing customer service solutions, some of which offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation, SAP AG, salesforce.com, and Talisma Corporation. In interactive voice response technology, competing vendors include Apptera, Intervoice, Microsoft, TuVox, Unveil Technologies, and Voxify.

        We expect to compete with these and additional companies as we further expand into the CRM market, and as more companies expand into the customer service segment. In addition, our solutions compete with CRM systems that are developed and maintained internally by businesses, as well as CRM products or services that are developed, or bundled with other products or services, and installed on a client's premises by software vendors. We also face competition from outsourced contact center providers who bundle solutions and agent labor in their service offerings. To the extent our competitors have an existing relationship with a potential client, that client may be unwilling to switch vendors due to the time and financial commitments already made with our competitors.

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

        We believe the principal factors that generally determine a company's competitive advantage in the on demand customer service and broader CRM markets include the following:

  •
  Low total cost of ownership and easily demonstrable cost-effective benefits for clients;

  •
  Effectiveness in improving the quality of clients' interactions with their customers across customer service, sales and marketing departments;

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

Employees

        As of December 31, 2007, we had 686 full-time employees. Of the total employees, we had 257 in sales and marketing, 130 in software development, 147 in professional services, 85 in technical support and hosting, and 67 in finance and administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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

        We incurred a net loss of more than $18.6 million for the period ending December 31, 2007, and as of December 31, 2007, we had an accumulated deficit of $56.9 million. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. In 2007, we changed our business model to substantially eliminate sales of perpetual licenses, which materially and adversely affected our operating margin. Although we improved sequential quarterly operating margins during 2007, we may not be able to continue to improve our operating results at the rate that has occurred in the past. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

  If our efforts to enhance existing solutions, introduce new solutions or expand the applications for our products and solutions to broader CRM markets do not succeed, our ability to grow our business will be adversely affected.

        Approximately 80% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we have introduced sales, marketing, feedback and voice-enabled applications to expand our solution offerings. Our efforts to expand beyond the customer service market may not be successful because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.

  We face intense competition, and our failure to compete successfully could make it difficult for us to add and retain clients and could reduce or impede the growth of our business.

        The market for CRM solutions is highly competitive and fragmented, and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. Increased competition could result in commoditization, pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients, and our business, financial condition and results of operations will be seriously harmed.

        We face competition from:

  •
  companies currently providing customer service solutions, some of whom offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation, SAP AG, salesforce.com and Talisma;

  •
  CRM systems that are developed and maintained internally by businesses;

  •
  CRM products or services that are developed, or bundled with other products or services, and installed on a client's premises by software vendors;

  •
  outsourced contact center providers who bundle solutions and agent labor in their service offerings;

  •
  new companies entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others; and

  •
  voice system integrators and voice-enabled IVR technology providers, such as Apptera, Intervoice, Microsoft, TuVox, Voxify, and Unveil Technologies.

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

  The market for our on demand application services is at a relatively early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

        The market for on demand application services is at a relatively early stage of development, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on demand application services in general and for on demand customer relationship management applications in particular. The willingness of companies to increase their use of any on demand application services is in part dependent on the actual and perceived reliability of hosted solutions. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on demand application services. While we have supported traditional on site deployment of our software applications, widespread market acceptance of our on demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

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

  •
  the mix of revenue between license arrangements, professional services and subscription arrangements as sales commissions are generally expensed when invoiced for license arrangements and professional services, and expensed ratably over the term of an agreement for subscription services;

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

  •
  the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins;

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

        Because the sales cycle for the evaluation and implementation of our solutions typically ranges from 60 to 180 days, we may also experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Moreover, because most of the revenue from new sales agreements is recognized over time, downturns or upturns in sales may not be immediately reflected in our operating results. Additionally, our professional service margins may be negatively impacted by training requirements for new professional service resources and/or customer scheduling issues. Most of our expenses, such as salaries and third-party hosting co-location costs, are relatively fixed in the short-term, and our expense levels are based in part on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionally reduce operating expenses for that quarter, causing a disproportionate effect on our expected results of operations for that quarter.

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

        Our solutions are generally sold pursuant to time-based agreements that are typically subject to renewal every two years or less and our clients have no obligation to renew. Because our clients may elect not to renew, we may not be able to consistently and accurately predict future renewal rates. Our clients' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, their acceptance of a change from term license agreements to subscription service agreements, or the availability and pricing of competing products. If large numbers of existing clients do not renew, or renew on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

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

        As of December 31, 2007 approximately 90% of our clients use our hosting services for deployment of our software applications. We generally provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients' access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers' ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

        International sales comprised 26% and 29% of our revenue for the years ended December 31, 2006 and 2007, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

        We believe that international sales will continue to represent a significant portion of our revenue for the foreseeable future, and that continued growth will require further expansion of our international operations. A substantial percentage of our international sales are denominated in the local currency. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We have not historically entered into transactions designed to hedge against risks of loss due to foreign currency fluctuations, but if we were to enter into any transactions we cannot guarantee that any such transactions would be effective. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and results of operations.

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

        Our software incorporates use of Microsoft's .NET Framework, and its Smart Client methodology. The .NET Framework is core functionality that Microsoft incorporates into operating systems, while the Smart Client methodology enables development and deployment of software applications using the .NET Framework. We believe that the .NET Framework and Smart Client enable us to provide users with a richer experience and better functionality than would be possible using a pure Web-based application. However, the .NET Framework has not been universally adopted. If software users do not adopt the .NET Framework or if the .NET Framework is superseded, the potential market for our solutions will be reduced and we may need to develop an alternative architecture.

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

  Our failure to attract, manage, support and retain qualified partners may prevent us from effectively deploying product and professional services.

        Our success and future growth depends in part upon the skills, experience, performance and continued service of our partners. We engage with partners in a number of ways, including to assist us to identify prospective customers, to distribute our solutions, to develop complementary solutions, and to help us to fulfill professional services engagements. We believe that our future success depends in part upon our ability to develop strategic, long term and profitable partnerships. If we do not acquire and retain the right partners, our products might become uncompetitive, we may be unable to take full advantage of the potential demand for our solutions, or our ability to rapidly deliver our solutions may be impaired. The use of partners to fulfill customer requirements may impact our normal margins, and affect the profitability of customer transactions.

  If our solutions fail to perform properly or if they contain technical defects, our reputation will be harmed, our market share would decline and we could be subject to product liability claims.

        Our software products may contain undetected errors or defects that may result in product failures, slow response times, or otherwise cause our products to fail to perform in accordance with client expectations. Because our clients use our products for important aspects of their business, any errors or defects in, or other performance problems with, our products could hurt our reputation and may damage our clients' businesses. If that occurs, we could lose future sales, or our existing clients could elect to not renew or to delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts receivable. Clients also may make warranty or other claims against us, which could result in the expense and risk of litigation. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our products fails to perform or contains a technical defect, a client may assert a claim against us for substantial damages, whether or not we are responsible for the product failure or defect. We do not currently maintain any warranty reserves.

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

        Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition, accounting for stock-based compensation, and income tax uncertainties, are complex and involve subjective judgments by management. Changes to generally accepted accounting principles, their interpretation, or changes in our products or business could significantly change our reported earnings and financial condition and could add significant volatility to those measures. For example, since our inception in 1997, we have used stock options as a fundamental component of our employee compensation programs. New accounting requirements that began January 1, 2006 make the use of stock-based compensation much more expensive and introduce additional volatility in our results of operations. See Note 1(p) to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in this report for additional information on recently enacted changes to generally accepted accounting principles.

  The required adoption of SFAS 123R makes stock options a less attractive form of employee compensation, and our use of alternative forms of employee compensation in response to SFAS 123R could adversely affect our ability to attract and retain personnel.

        We have historically used stock options as a key component of our employee compensation because we believe it aligns employees' interests with our stockholders' interest, encourages employee retention, and provides a competitive component of our overall compensation program. Due to the required adoption of SFAS 123R, and the recording of stock option expense on our operating statements, we may determine that it is in our best interest to reduce the number or size of our stock-based awards, or change the type of awards granted. In doing so, we may not be able to attract, retain and motivate our employees.

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

        The future success of our products and our hosted business depends upon the continued and widespread adoption of the Internet as a primary medium for commerce, communication and business applications. Our business growth would be impeded if the performance or perception of the Internet, or companies providing hosted solutions, was harmed by security problems such as "viruses," "worms" and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity.

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

  Non-solicitation concerns, laws or regulations may adversely affect our clients' ability to perform outbound marketing and other email communications, which could reduce sales of our solutions.

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

        At December 31, 2007, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 23.3% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 27.6% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to control matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

        It is possible that the provisions contained in our certificate of incorporation and bylaws, the voting rights held by insiders and the ability of our board of directors to issue preferred stock without stockholder action may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Bozeman, Montana, where we lease approximately 30,000 square feet with a term that expires in March 2011, and approximately 22,000 square feet under two leases with terms that expire in March and June 2010. In February 2007 we entered into a new lease agreement for an additional 29,000 square feet in Bozeman with a term that expires in February 2017. We also currently occupy a number of sales and service offices in California, Illinois, New Jersey, New York, Texas, Washington D.C., Canada, Australia, Germany, Holland, Japan and the United Kingdom, where we lease or license the use of an aggregate of approximately 80,000 square feet under multiple agreements, which have terms that expire between March 2008 and February 2014. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 10(a) to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" for information regarding our lease obligations.

Item 3.    Legal Proceedings

        From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities

        The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Global Market Index and the Standard Industrial Code Index for Prepackaged Software for the period from August 5, 2004, our initial public offering date, to December 28, 2007, the last trading day of 2007.

        The graph above assumes that $100 was invested in the common stock of RightNow at its closing price and in each index, on August 5, 2004, and that all dividends were reinvested. RightNow has not paid or declared any cash dividends on its common stock. The Standard Industrial Code ("SIC") used is 7372—Prepackaged Software.

        Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by us under those statutes, neither the preceding Stock Performance Graph, nor the information relating to it, is "soliciting material" or is "filed" or is to be incorporated by reference into any such prior filings, nor shall such graph or information be incorporated by reference into any future filings made by us under those statutes.

Market Information for Common Stock

        Our common stock is traded on the Nasdaq Global Market under the symbol RNOW. The table below reflects the quarterly high and low per share sales prices of our common stock for the period January 1, 2006 through December 31, 2007, as reported by the Nasdaq Global Market. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Year ended December 31, 2006
Common stock price per share:
High	$20.00	$19.49	$17.10	$18.21
Low	14.93	13.90	11.84	15.00
Year ended December 31, 2007
Common stock price per share:
High	$17.49	$18.37	$16.50	$20.24
Low	14.38	14.74	12.49	14.90

Holders

        On February 21, 2008, there were approximately 100 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

        None.

Use of Proceeds from Sales of Registered Securities

        On August 5, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Reg. File No. 333-115331) under the Securities Act of 1933, as amended, in connections with the initial public offering of our common stock, par value $.001 per share. We sold 6.4 million shares, including shares sold upon exercise of the underwriters' over-allotment option, for an aggregate offering price of $44.9 million, and 321,945 shares, including shares sold upon exercise of the underwriters' over-allotment option, were sold by a selling stockholder for an aggregate offering price of $2.3 million. After deducting $3.3 million in underwriting discounts and commissions and $1.8 million in other offering costs, we received net proceeds from the offering of approximately $40 million. None of the expenses and none of our net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of RightNow or their associates, persons owning 10% or more of any class of equity securities of RightNow, or an affiliate of RightNow.

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

        We did not repurchase any of our common stock in the fourth quarter of 2007.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007 and 2006, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005, 2004 and 2003, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Software, hosting and support	$29,300	$49,764	$67,944	$86,257	$86,983
Professional services	6,579	12,000	19,204	24,131	25,094

Total revenue	35,879	61,764	87,148	110,388	112,077
Cost of revenue:
Software, hosting and support	5,263	6,741	9,111	13,260	18,411
Professional services	3,740	7,206	11,956	19,110	22,012

Total cost of revenue	9,003	13,947	21,067	32,370	40,423

Gross profit	26,876	47,817	66,081	78,018	71,654
Operating expenses:
Sales and marketing	20,809	31,986	42,683	61,504	65,118
Research and development	5,915	7,807	10,428	14,478	17,084
General and administrative	3,518	4,621	6,445	9,578	11,500

Total operating expenses	30,242	44,414	59,556	85,560	93,702

Income (loss) from operations	(3,366)	3,403	6,525	(7,542)	(22,048)
Interest and other income (expense), net	(215)	146	1,646	3,064	3,683

Income (loss) before income taxes	(3,581)	3,549	8,171	(4,478)	(18,365)
Provision for income taxes	(539)	(100)	(478)	(530)	(276)

Net income (loss)	(4,120)	3,449	7,693	(5,008)	(18,641)
Preferred stock accretion	(13)	(8)	—	—	—

Net income (loss) allocated to common stock	$(4,133)	$3,441	$7,693	$(5,008)	$(18,641)

Net income (loss) per share(1):
Basic	$(0.28)	$0.17	$0.25	$(0.16)	$(0.56)
Diluted	(0.28)	0.12	0.23	(0.16)	(0.56)
Shares used in the computation(1):
Basic	14,560	20,738	30,631	32,241	33,078
Diluted	14,560	29,177	33,695	32,241	33,078

(1)
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of basic and diluted income (loss) per share and for an explanation of the determination of the number of weighted average shares used for such calculations.

	December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,360	$18,944	$40,874	$39,208	$43,681
Short-term investments	—	31,188	23,314	39,127	52,644
Working capital (deficit)	(9,024)	32,732	45,156	50,374	45,063
Total assets	29,386	88,309	123,676	178,242	173,786
Deferred revenue	35,553	49,125	67,923	114,578	114,660
Long-term debt, less current portion	484	—	117	85	68
Redeemable convertible preferred stock	32,398	—	—	—	—
Total stockholders' equity (deficit)	(45,254)	31,101	44,655	47,474	38,181

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes in this report. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words and include, but are not limited to, statements regarding projected results of operations and management's future strategic plans. Our actual results could differ significantly from those projected in the forward-looking statements as a result of factors, including those discussed under "Risk Factors" and elsewhere in this report. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

        RightNow Technologies provides on demand customer relationship management software and services that help consumer-centric organizations deliver exceptional customer experiences, while reducing costs. In today's competitive business environment, providing superior customer experiences can be the single most powerful way for companies to drive sustainable differentiation. RightNow's technology enables an organization's service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email web and chat. Additionally, through our on demand delivery approach, or software-as-a-service ("SaaS"), we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and lifetime product tune-ups, improve our customers' efficiency, increase user adoption and assist our customers to maximize the return on their investment. Approximately 1,800 corporations and government agencies worldwide depend on RightNow to achieve their strategic objectives and better meet the needs of those they serve.

2007 Business Model Changes

        To better align with industry practice, beginning in 2007 we changed our product offerings from software license arrangements to subscription service arrangements (e.g. "subscriptions"). As the industry and business models for "software as a service" or "on demand" have evolved, the standard form of sales arrangements are service agreements rather than licenses of software that can be hosted. We believe providing offerings in this manner will ultimately increase our market penetration.

        Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data through the Internet. Our previous terms of sale provided the customer a software license, and for no additional fee the customer could choose to have the software hosted by us, by themselves or by someone else. Revenue recognition for service arrangements was not materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement. As a result of this change, the amount of deferred revenue on the balance sheet under subscription arrangements decreased since only the amount currently due from the customer is recorded to accounts receivable and deferred revenue. Conversely, under software license arrangements, the full customer commitment is recorded to receivables and deferred revenue whether or not currently due because we have the contractual right to collect the entire arrangement fee.

        As part of this business model change, we essentially discontinued sales of perpetual software licenses which represented 21% of our revenue in 2006 as compared to approximately 2% of our revenue in 2007. Although we expect to ultimately increase the lifetime value of our customer arrangements through sales of subscriptions, the substantive elimination of perpetual license sales materially and adversely impacted our operating results for 2007 when compared to 2006 as perpetual revenue has generally been recognized in full upon delivery of the license.

        Lastly, our policy for subscription contract acquisition costs, such as sales commissions, is to recognize them in proportion to the revenue recognized under the subscription arrangement. Since the majority of new business was subscriptions in 2007, we believe this policy had and will have a material and beneficial impact on our 2007 and 2008 operating results, respectively. Commissions paid on license sales and professional services continue to be expensed when earned.

Sources of Revenue

        Our revenue is comprised of fees for software, hosting and support, and fees for professional services.

        Software, hosting and support revenue includes fees earned under subscriptions and software license arrangements. Subscription arrangements include a bundled fee to access the software and data through our hosting services, and support services. Subscription revenue is recorded ratably over the length of the agreement. Our hosting services provide remote management and maintenance of our software and customers' data which is physically located in third party facilities. Customers access "hosted" software and data through a secure Internet connection. Support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis.

        License arrangements can be over time (a "term" license) or perpetual. For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement. Perpetual license revenue is generally recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period. Perpetual license revenue ranged from 21% to 25% of our total revenue from 2004 through 2006. Due to the change in our business model noted above, perpetual license revenue decreased from $22.8 million, or 21% of revenue in the year ending December 31, 2006 to $2.1 million, or 2% of revenue in the year ending December 31, 2007.

        We refer to "recurring revenue" in this report, which includes software, hosting and support revenue from term license and subscription agreements.

        Our sales arrangements generally provide customers with the right to use our software up to a maximum number of users or transactions. A number of our arrangements provide for additional fees for usage above the maximum, which are billed and recognized into revenue when determinable and earned.

        Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client's specific business application. Professional services revenue was approximately 22% of total revenue in the past three years.

        Professional services are typically sold with initial sales arrangements and then periodically over the client engagement. Our typical education courses are billed on a per person, per class basis.

        Depending on the size and complexity of the client project, our consulting or development services contracts are either fixed price/fixed scope or, more frequently, billed on a time and materials basis. We have determined that the professional services element of our software and subscription arrangements is not essential to the functionality of the software.

Cost of Revenue and Operating Expenses

        Cost of Revenue.    Cost of revenue consists primarily of salaries and related expenses (such as employee benefits, stock based compensation and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for voice enabled CRM applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, payroll taxes and employee benefits, based on headcount. As a result, these common overhead expenses are reflected in each cost of revenue and operating expense category.

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

Revenue Recognition

        Beginning in 2007, we changed the nature of our sales arrangements from license arrangements to subscription arrangements ("subscriptions"). For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and, in accordance with EITF 00-03 such arrangements are considered service contracts which are outside the scope of SOP 97-2. Accordingly, we account for sales of subscriptions under EITF 00-21 and recognize subscription revenue ratably over the length of the agreement in accordance with SAB 104.

        Prior to 2007, we sold the majority of products under software license arrangements ("licenses") and accounted for them in accordance with SOP 97-2 and SOP 98-9. Licenses generally include multiple elements that are delivered up front or over time. For example, under a term license, we deliver the software up front and provide hosting and support services over time. Fair value for each element in a license does not exist since none are sold separately, and consequently, the bundled revenue is recognized ratably over the length of the agreement. Under a perpetual license, vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and therefore the license element is recognized immediately into revenue upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term.

        The application of these rules requires judgment, including the identification of individual elements in multiple element arrangements, whether there is objective and reliable evidence of fair value, including vendor specific objective evidence ("VSOE") of fair value, for some or all elements. Changes to the elements in our sales arrangements, or our ability to establish VSOE or fair value for those elements may result in a material change to the amount of revenue recorded in a given period.

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

        Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) and it did not have a significant impact on our financial position or results of operations. FIN 48 requires judgment when evaluating tax positions. The ultimate resolution of tax issues may result in a significant change to our recorded tax assets and liabilities.

Share-Based Compensation

        We have adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, ("SFAS 123R") beginning January 1, 2006 utilizing the modified prospective method. This statement requires the cost of share-based payment arrangements to be recorded in the statement of operations. Prior to 2006, the estimated cost of share-based payment arrangements was disclosed in a footnote to the financial statements. Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, our employee stock option exercise behaviors, forfeitures, and the related income tax effects. Our assumptions are based primarily on our historical information, some of which was developed when we were a private company.

Recently Issued Accounting Standards

        SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On February 12, 2008, FSP FAS 157-2 was issued delaying the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe adoption of SFAS 157 will have a material effect on our financial statements.

        The guidance in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. This statement provides companies with an option to report selected assets and liabilities (principally financial assets and financial liabilities) at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and does not eliminate disclosure requirements included in other accounting standards. We do not believe adoption of SFAS 159 will have a material effect on our financial statements.

        In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2009. We do not believe adoption of SFAS 141R will have a material effect on our financial statements.

        In December 2007, the Financial Accounting Standards Board issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2009. We do not believe adoption of SFAS 160 will have a material effect on our financial statements.

Results of Operations

        The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Year Ended December 31,
	2005	2006	2007
Revenue:
Software, hosting and support	78%	78%	78%
Professional services	22	22	22

Total revenue	100	100	100

Cost of revenue:
Software, hosting and support	10	12	16
Professional services	14	17	20

Total cost of revenue	24	29	36

Gross profit	76	71	64
Operating expenses:
Sales and marketing	49	56	58
Research and development	12	13	15
General and administrative	7	9	10

Total operating expenses	68	78	83

Income (loss) from operations	8	(7)	(19)
Interest and other income (expense), net	2	3	3

Income (loss) before income taxes	10	(4)	(16)
Provision for income taxes	(1)	(1)	(1)

Net income (loss)	9%	(5)%	(17)%

        The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2005	2006	2007
Customer interactions (in millions)	744	1,050	1,466
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	53%	57%	76%
Perpetual licenses	25	21	2
Professional services	22	22	22
Revenue by geography in:
United States	74%	74%	71%
Europe	18	19	21
Asia Pacific	8	7	8

Overview of 2007

        Total revenue for the full year 2007 was $112.1 million, compared to full year 2006 revenue of $110.4 million. Within software, hosting and support, recurring revenue increased 34% in 2007 over 2006, which was offset by a 91% decline in perpetual license revenue. The decline in perpetual license revenue resulted from our business model change during 2007 to predominantly offer subscription service agreements instead of software license agreements. Recurring revenue increased in 2007 due to growth in average revenue per customer.

        Revenue per customer increased primarily from customer purchases of additional capacity and products, including RightNow 8.0. Sales to customers with annual revenues greater than $1 billion and the public sector made up approximately 59% of total revenue in 2007, up from approximately 56% of total revenue in 2006 and 55% in 2005.

        During 2007 we continued to invest in our operations by adding capacity and a new data center for our hosting operations, sales and marketing personnel to focus on new customer acquisition, professional services personnel to support our solution offerings, and software developers to broaden and enhance our solution offerings. These investments caused total expenses to increase 14% during 2007. The increase in operating expenses combined with a lower proportion of perpetual license revenue resulted in an operating loss of 19% of revenue in 2007.

        For the year ended December 31, 2007, we generated $21 million of cash from operations compared to $27 million of cash in 2006, and increased our cash and short-term investments balances to $96.3 million at December 31, 2007 from $78.3 million one year earlier.

        As of December 31, 2007 we had an accumulated deficit of $56.9 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Years Ended December 31, 2005, 2006 and 2007

Revenue

	Year Ended December 31,
	2005	2006	Percent Change	2007	Percent Change
	(Amounts in thousands)
Software, hosting and support:
Recurring	$46,056	$63,448	38%	$84,920	34%
Perpetual	21,888	22,809	4	2,063	(91)
Professional services	19,204	24,131	26	25,094	4

Total revenue	$87,148	$110,388	27%	$112,077	2%

        Total revenue for 2007 was $112.1 million, an increase of $1.7 million, or 2%, over total revenue of $110.4 million for 2006.

        Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, increased $726,000, or 1%, over software, hosting and support revenue of $86.3 million for 2006. Recurring revenue comprised of subscriptions, term licenses, hosting and support, increased 34% over 2006 primarily due to a 22% increase in average recurring revenue per customer. Total active customers remained relatively constant at approximately 1,800 at December 31, 2007 and December 31, 2006. Average recurring revenue per customer increased as a result of customer purchases of additional capacity and additional products. Customer interactions, a measure of unique customer sessions hosted in our data centers, were approximately 1.5 billion in 2007, a 40% increase over 2006. Our client retention rate was approximately 90% in 2007 and 2006.

        Perpetual license revenue decreased $20.7 million, or 91%, in 2007 over 2006, and decreased as a percentage of total revenue to 2% in 2007 from 21% in 2006. We believe this decrease resulted from accelerating customer adoption of on demand software. Beginning in 2007, we changed the nature of our sales arrangements from software licenses to subscriptions, which largely eliminated sales of perpetual licenses. The mix of perpetual license revenue affects our profitability in any given period since it is recorded in full into revenue upon delivery instead of being recorded ratably into revenue over time, as is the case with subscriptions and term licenses.

        Professional services revenue increased $963,000, or 4%, in 2007 over 2006. The growth in professional services revenue is primarily due to a higher volume of large customer projects in the current year. Customers generally purchase professional services with initial license or subscription arrangements, and periodically over the life of the contract. We also increased our capacity to deliver professional services by growing headcount in that organization to 142 at December 31, 2007 from 138 at December 31, 2006.

        The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue. Professional services revenue represented 22% of total revenue in 2007, 2006 and 2005, and we expect it to range between 20% and 25% of total revenue in the future.

        Total revenue for 2006 was $110.4 million, an increase of $23.2 million, or 27%, over total revenue of $87.1 million for 2005.

        Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, increased $18.3 million, or 27%, over software, hosting and support revenue of $67.9 million for 2005. Recurring revenue increased 38% over 2005 primarily due to a 24% increase in the average number of customers and an 11% increase in average revenue per customer. Total active customers increased to approximately 1,800 at December 31, 2006 as compared to approximately 1,500 at the end of 2005, due in part to our acquisition of Salesnet, Inc. in May, 2006, and from our focus on new customer acquisition in our sales and marketing organizations. Average revenue per customer increased as a result of sales of new products, capacity upgrades, and contract renewals. Customer interactions exceeded 1 billion in 2006, a 43% increase over 2005. Our client retention rate was approximately 90% in 2006 and 2005.

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

        Perpetual license revenue increased $921,000, or 4%, in 2006 over 2005, and decreased as a percentage of total revenue to 21% in 2006 from 25% in 2005. During 2006 and 2005, quarterly perpetual license revenue ranged from 17% to 29% of total revenue, but consistently decreased as a percent of our overall new business.

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

Cost of Revenue

	Year Ended December 31,
	2005	2006	Percent Change	2007	Percent Change
	(Amounts in thousands)
Software, hosting and support	$9,111	$13,260	46%	$18,411	39%
Professional services	11,956	19,110	60	22,012	15

Total cost of revenue	$21,067	$32,370	54%	$40,423	25%

        Total cost of revenue for 2007 was $40.4 million, an increase of $8 million, or 25% over total cost of revenue of $32.4 million in 2006.

        Cost of software, hosting and support increased $5.2 million, or 39% in 2007 due primarily to capacity additions to our hosting data centers, including a new data center in Chicago, Illinois, the full year effect of a data center in London, England, which was added in mid-2006, increased voice and non-voice hosting volume and staff additions. The addition of these data centers and growth in customer interactions increased third party hosting provider costs by $2.3 million in 2007 over 2006, and capacity additions to our data centers increased depreciation expense in 2007 by $738,000 over 2006. Staff additions to our hosting and technical support organizations and annual merit increases increased salaries and related expenses (i.e. salaries, bonuses, stock-based compensation) by $1.3 million during 2007 over 2006, and increased common expense allocation (i.e. payroll taxes, benefits, office rent, supplies and other overhead expenses) by $700,000. Common expenses, which are allocated based upon headcount, increased during 2007 primarily due to capacity additions which increased office rent, payroll taxes, and depreciation expense pertaining to computer equipment and office furniture. Average employee count in our hosting and technical support operations was 80 in 2007 as compared to 68 in 2006. As a percent of the associated revenue, software, hosting and support costs were 21% in 2007 as compared to 15% in 2006 due to the lower revenue contribution from perpetual licenses combined with the capacity increases noted above.

        Cost of professional services increased $2.9 million, or 15%, in 2007 due to employee staff additions partly offset by lower travel and entertainment expenses. Average employee count in our professional services organization grew to 142 in 2007 from 124 in 2006, which combined with annual merit increases, increased salaries and related expenses by $2.9 million, and increased common expense allocation by $1.2 million. As a percent of the associated revenue, professional services costs increased to 88% in 2007 from 79% in 2006. Employee training, customer scheduling requirements, and use of third-party resources can cause the cost of professional services to fluctuate as a percentage of revenue from period to period.

        Total cost of revenue for 2006 was $32.4 million, an increase of $11.3 million, or 54%, over total cost of revenue of $21.1 million in 2005.

        Cost of software, hosting and support increased $4.1 million, or 46%, in 2006 over 2005 due to capacity additions to our hosting data centers, including a new data center in London, England, staff additions, and increased hosting volume. Capacity additions to our data centers increased depreciation expense in 2006 by $1.3 million over 2005. Salaries and related expenses increased $800,000 in 2006 over 2005 due to growth in headcount, and increased common expense allocation by $500,000. Average employee count in our hosting and technical support operations was 68 in 2006 as compared to 58 in 2005. Customer interactions through our data centers increased 43% in 2006 over 2005, which increased third party hosting provider costs by $758,000. 2006 costs also include stock-based compensation expenses of $193,000. As a percent of the associated revenue, software, hosting and support costs were 15% in 2006 as compared to 13% in 2005 due to a lower proportion of perpetual revenue to total revenue in 2006 and the cost increases noted above.

        Cost of professional services increased $7.2 million, or 60%, in 2006 over 2005 primarily due to employee staff additions and use of third party providers for large consulting engagements and capacity management. Average employee count in our professional services organization grew to 124 in 2006 from 87 in 2005, which increased salaries and related expenses by $3.2 million, increased common expense allocation by $1.2 million, and increased travel and entertainment expenses by $836,000. Employee additions in 2006 were primarily for delivery consultants located near our customers and technical personnel. Third party fees for certain large consulting engagements and capacity management increased contract services expenses by $1.0 million in 2006 over 2005. 2006 professional services costs also included $471,000 of stock-based compensation expense. As a percent of the associated revenue, professional services costs increased to 79% in 2006 from 62% in 2005 due to the revenue reclassification noted above under the revenue discussion, increased use of third party providers for large consulting engagements, and the addition of stock-based compensation expense in 2006.

Operating Expenses

	Year Ended December 31,
	2005	2006	Percent Change	2007	Percent Change
	(Amounts in thousands)
Sales and marketing	$42,683	$61,504	44%	$65,118	6%
Research and development	10,428	14,478	39	17,084	18
General and administrative	6,445	9,578	49	11,500	20

Total operating expenses	$59,556	$85,560	44%	93,702	10%

Sales and Marketing Expenses

        Sales and marketing expenses of $65.1 million in 2007 were 6%, or $3.6 million, greater than $61.5 million in 2006. Staff additions to our sales and marketing organization increased common expense allocation by $1.8 million, and salary and related expense increased $1.0 million primarily due to increased headcount and annual merit increases. Average employee count in our sales and marketing organizations increased to 263 in 2007 from 251 in 2006. Additionally we increased our investment in third-party marketing services by $800,000. Employee additions in 2007 were primarily for direct sales personnel, sales engineers, business development representatives, and marketing personnel. Offsetting the increased salaries and related expenses were lower sales commission expenses caused by the deferral of sales commissions earned on subscription agreements. As noted above, we changed the primary nature of our sales arrangements from licenses to subscriptions beginning in 2007. Under license arrangements, we expense sales commissions when earned, which is typically upon issuance of a customer invoice. Under subscription arrangements, we defer the related sales commission costs and expense them in proportion to the revenue recognized. We deferred $5 million of sales commissions earned on subscription sales as of December 31, 2007, as compared to $213,000 deferred sales commissions as of December 31, 2006.

        Sales and marketing expenses of $61.5 million in 2006 were 44%, or $18.8 million, greater than expenses of $42.7 million in 2005. Average employee count in our sales and marketing organizations increased to 251 in 2006 from 195 in 2005, which increased salaries and related expenses by $5.3 million, increased travel and entertainment expenses by $1.6 million, and increased common expense allocation by $2.0 million. We also increased expenses for advertising and promotional activities by $2.0 million in 2006 over 2005. 2006 stock-based compensation expense for our sales and marketing employees was $1.9 million.

Research and Development Expenses

        Research and development expenses increased $2.6 million, or 18%, more than research and development expenses over 2006, primarily due to increased salaries and related expenses and third party services. Salary and related expense increased $1.3 million primarily due to staff additions and annual merit increases, and common expense allocation increased by $800,000. Average employee count in our research and development organization increased to 133 in 2007 from 125 in 2006. Higher outside service costs of $440,000 were incurred during 2007 principally related to language translations for our newest product, RightNow 8, and subsequent quarterly releases.

        Research and development expenses increased $4.1 million, or 39%, in 2006 over 2005 primarily due to employee staff additions. Average employee count in our research and development organization increased to 125 in 2006 from 100 in 2005, which increased salaries and related expenses by $2.3 million, and increased common expense allocation by $600,000. Principal activities during 2006 included the development of our newest product, RightNow 8, which was made generally available to customers in February 2007. Stock-based compensation expense in 2006 for our research and development employees was $834,000.

General and Administrative Expenses

        General and administrative expenses increased $1.9 million, or 20%, in 2007 over 2006 mostly due to staff additions, annual merit increases and increased common expense allocation. Average employees in our general and administrative organization were 68 in 2007 as compared to 59 in 2006. Employee additions in 2007 were primarily for finance, accounting and information technology personnel.

        General and administrative expenses increased $3.1 million, or 49%, in 2006 over 2005 mostly due to staff additions, stock-compensation expense, and increased common expense allocation. Average employees in our general and administrative organization were 59 in 2006 as compared to 41 in 2005, which increased salaries and related expenses by $1.1 million, and increased common expense allocation by $400,000. 2006 stock-based compensation expense for general and administrative employees and board of directors was $1.2 million.

Stock-Based Compensation Expense

        Total stock-based compensation expense for 2007 was $5.5 million, a 20% increase as compared to $4.6 million in 2006. The year-over-year increase in stock-based compensation expense results primarily from growth in the fair market value of our stock since our initial public offering in 2004, which in turn drives growth in the estimated fair value of our stock options and the corresponding expense. Stock-based compensation expense fluctuates from period-to-period due to changes in the underlying market value of our stock and changes in our valuation assumptions, such as the expected volatility of our stock, the expected time an option will be outstanding, and expected option forfeiture rates.

        We adopted the provisions of SFAS 123R, Share Based Payment, beginning January 1, 2006 using the modified prospective method. The 2005 financial statements have not been restated to conform to the 2006 presentation.

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2005	2006	Percent Change	2007	Percent Change
	(Amounts in thousands)
Interest income	$1,670	$3,036	82%	$3,898	28%
Interest expense	(5)	(17)	n/m	(7)	n/m
Other income (expense)	(19)	45	n/m	(208)	n/m

Total interest and other income (expense), net	$1,646	$3,064	86%	$3,683	20%

        Interest income increased 28% in 2007 over 2006 primarily due to growth in our cash and short-term investment balances, and to a lesser extent increased average yields on invested funds. Cash and investment balances have increased primarily from cash generated by the business. Our investment portfolio consists primarily of short-term, investment-grade government and corporate debt instruments.

        Interest income increased 82% in 2006 over 2005 due to growth in the average yield-to-maturity in our investment portfolio, as well as growth in our cash and short-term investment balances. Investment yields had risen along with the periodic increases in the federal funds rate.

        Interest expense for 2007, 2006 and 2005 was comprised of the interest component under various capital lease obligations. Other income (expense) consisted primarily of gains or losses on asset sales and foreign currency transaction gains or losses. Currency transaction losses increased in 2007 over 2006 due to the decline in the value of the U.S. dollar during 2007.

Provision for Income Taxes

        The provision for income taxes of $276,000 in 2007, $530,000 in 2006, and $478,000 in 2005, consists primarily of the federal alternative minimum tax, foreign withholding taxes, and various state income taxes. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, tax credits, federal alternative minimum taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Our effective tax rate in 2008 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management's expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

        At December 31, 2007, we had approximately $24.4 million of net deferred tax assets that have been reserved in full by a valuation allowance. In the future, if available evidence indicates that it is more likely than not that some or all of our deferred tax assets are realizable, an adjustment to decrease the valuation allowance would increase income and equity or reduce goodwill, in the period such determination was made. If and when that happens, our effective income tax rate will increase to more closely approximate the federal statutory rate.

Quarterly Results of Operations

        The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters through December 31, 2007. This information is unaudited but, in management's opinion, has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments that our management considers necessary for a fair presentation of the information for the quarters presented.

        This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
	(Unaudited) (In thousands)
Revenue:
Software, hosting and support	$19,310	$20,636	$23,754	$22,557	$19,819	$20,693	$22,366	$24,105
Professional services	5,321	6,272	6,334	6,204	5,883	5,772	6,880	6,559

Total revenue	24,631	26,908	30,088	28,761	25,702	26,465	29,246	30,664
Cost of revenue:
Software, hosting and support	2,771	3,159	3,667	3,663	4,394	4,565	4,604	4,848
Professional services	4,104	4,941	4,969	5,096	5,171	5,036	5,667	6,138

Total cost of revenue	6,875	8,100	8,636	8,759	9,565	9,601	10,271	10,986

Gross profit	17,756	18,808	21,452	20,002	16,137	16,864	18,975	19,678
Operating expenses:
Sales and marketing	13,726	14,852	16,535	16,391	15,727	15,788	16,516	17,087
Research and development	3,130	3,476	3,740	4,132	4,296	4,343	4,308	4,137
General and administrative	2,056	2,709	2,333	2,480	2,860	3,178	2,680	2,782

Total operating expenses	18,912	21,037	22,608	23,003	22,883	23,309	23,504	24,006

Income (loss) from operations	(1,156)	(2,229)	(1,156)	(3,001)	(6,746)	(6,445)	(4,529)	(4,328)
Interest and other income, net	672	768	740	884	828	885	1,004	966

Income (loss) before income taxes	(484)	(1,461)	(416)	(2,117)	(5,918)	(5,560)	(3,525)	(3,362)
Provision for income taxes	44	(294)	(103)	(177)	(84)	(181)	(59)	48

Net income (loss)	$(440)	$(1,755)	$(519)	$(2,294)	$(6,002)	$(5,741)	$(3,584)	$(3,314)

        The following table sets forth, for each of the periods indicated, the percentage of total revenue represented by selected items in our consolidated statements of operations:

	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
	(Unaudited)
Revenue:
Software, hosting and support	78%	77%	79%	78%	77%	78%	76%	79%
Professional services	22	23	21	22	23	22	24	21

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
Software, hosting and support	11	12	12	12	17	17	16	16
Professional services	17	18	17	18	20	19	19	20

Total cost of revenue	28	30	29	30	37	36	35	36

Gross profit	72	70	71	70	63	64	65	64
Operating expenses:
Sales and marketing	56	55	55	57	61	60	56	56
Research and development	13	13	12	14	17	16	15	13
General and administrative	8	10	8	9	11	12	9	9

Total operating expenses	77	78	75	80	89	88	80	78

Income (loss) from operations	(5)	(8)	(4)	(10)	(26)	(24)	(15)	(14)
Interest and other income (expense), net	3	3	2	3	3	3	3	3

Income (loss) before income taxes	(2)	(5)	(2)	(7)	(23)	(21)	(12)	(11)
Provision for income taxes	—	(1)	—	(1)	—	(1)	—	—

Net income (loss)	(2)%	(6)%	(2)%	(8)%	(23)%	(22)%	(12)%	(11)%

        The following table sets forth our deferred revenue and cash provided by operations, our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue, for each of the periods indicated:

	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
	(Unaudited)
Deferred revenue (in thousands)	$80,906	$87,234	$102,620	$114,578	$108,685	$108,378	$106,804	$114,660
Cash provided by operations (in thousands)	6,052	6,864	9,836	4,291	5,360	4,763	3,793	7,118
Customer interactions (in millions)	281	223	261	285	352	332	347	436
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	56%	56%	56%	61%	75%	77%	75%	76%
Perpetual licenses	22	21	23	17	2	1	2	2
Professional services	22	23	21	22	23	22	23	22
Revenue by geography:
Americas	71%	74%	79%	74%	72%	72%	71%	70%
Europe	20	20	16	19	21	20	20	23
Asia Pacific	9	6	5	7	7	8	9	7

        Software, hosting and support revenue has fluctuated for the quarterly periods presented primarily due to changes in the volume of perpetual license sales. In 2007, we substantially eliminated sales of perpetual licenses. The mix of term and perpetual software licenses sold in each quarter impacts our quarterly results of operations. During the quarters of 2006 and 2007, perpetual license revenue trended lower as a percent of our overall new business, which we believe was caused by accelerating customer adoption of on demand software and sales arrangements in 2007, and our business model change to essentially eliminate perpetual revenue from our business model.

        Professional services revenue has ranged from 21% to 24% of total revenue, and generally increased in dollar terms due to the expansion of our solution usage in our customer base. Quarter-to-quarter variations in professional services revenue occurs because of customer scheduling requirements, and training and education of newly hired personnel.

        As a percentage of revenue, all cost and expense categories increased in 2007 as compared to 2006 mostly due to the substantial elimination of perpetual license revenue beginning in 2007. Sequential quarterly improvement in operating margins in 2007 resulted primarily from growth in recurring revenue.

        The amount and timing of our operating results generally will vary from quarter to quarter depending on our level of actual and anticipated business activities. Factors affecting quarterly operating results can include, but are not limited to:

  •
  our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients' requirements;

  •
  the mix of revenue between license arrangements, professional services and subscription arrangements as sales commissions are generally expensed when invoiced for license arrangements and professional services, and expensed ratably over the term of an agreement for subscription services;

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

  •
  the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins;

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

        Our revenue and operating results may fluctuate and we believe that quarter-to-quarter comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of our future performance. We have experienced seasonality in certain aspects of our business including increased purchasing when our clients' fiscal years are ending. Our U.S. federal government clients' fiscal years end in September and most of our Japanese clients' fiscal years end in March.

Liquidity and Capital Resources

	Year Ended December 31,
	2005	2006	Percent Change	2007	Percent Change
	(Amounts in thousands)
Deferred revenue	$67,923	$114,578	69%	$114,660	—
Cash provided by operating activities	14,895	27,043	82	21,034	(22)

        We have historically funded our operations with cash from operations, equity financings and debt borrowings. At December 31, 2007, cash and cash equivalents, and short-term investments, totaled $96.3 million. In addition to our cash and short-term investments, other sources of liquidity at December 31, 2007 included a $3.0 million bank line of credit facility, under which there were no borrowings in 2006 or 2007.

        Operating activities provided $21.0 million of cash during the year ended December 31, 2007 as compared to $27.0 million in 2006 and $14.9 million in 2005. The majority of our cash from operations in all three years was from net income (loss) adjusted for non-cash charges, collection of receivables, partially offset by growth in deferred commissions. We typically bill customers on net 30-day terms at the beginning of the contract period, which is reflected in accounts receivable and deferred revenue. In periods of increasing sales, we would expect growth in accounts receivable and deferred revenue. This growth, historically, has provided funding for operations. A change in the billing practice resulting in delayed payment terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue. Our deferred revenue was consistent year over year at $115 million mostly due to the shift in our business model at the beginning of 2007, which resulted in deferred revenue representing the amount currently due and payable. Under license arrangements, the full customer commitment is reflected in accounts receivable for amounts currently due, or term receivables for amounts due over the contractual term, and deferred revenue.

        The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at December 31, 2007 and 2006, respectively. Accounts written off in 2007 were relatively constant as a percentage of new billings from the previous year. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

        We have approximately $5.8 million of payments due in 2008 under contractual obligations and purchase commitments for operating and capital leases, hosting services and other items. Total purchase commitments at December 31, 2007 were $18.1 million to be paid per the schedule below. We believe we will generate sufficient cash from operations to satisfy these commitments in 2008.

        Investing activities consumed $20.8 million in 2007, which included $13.5 million net purchases of short-term investments, and $7.3 million for capital expenditures. Capital asset additions during the past three years consisted of equipment acquisitions for our hosting operations and employee growth, and are expected to range between $7 million and $8 million for 2008. Business acquisitions in 2006 and 2005 required $8.7 million to acquire Salesnet, Inc., and $1 million for the assets of Convergent Voice, respectively. Cash used in investing activities in 2006 was $32.3 million, of which $15.8 million was due to net purchases of short-term investments. In 2005, investing activities provided 1.9 million due to liquidation of short-term investments offset primarily by purchases of property and equipment.

        Financing activities provided $3.8 million in 2007, $3.1 million in 2006 and $5.4 million in 2005. Financing sources included the exercise of employee stock options under our equity incentive plan and stock purchases under our employee stock purchase plan.

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

        As of December 31, 2007, the Company held approximately $18.3 million in auction rate securities with investment grades of AAA or AA. Auction rate securities are long-term bonds or preferred stocks that act like short-term debt, in which interest rates reset in Dutch auctions held daily, weekly or monthly which historically provided liquidity for these investments. Despite the long-term contractual maturities of the auction rate securities, all of these securities are available for sale and were available to fund the Company's current operations. All securities experienced successful auctions subsequent to year end. However, in February and March 2008, uncertainties in the credit markets caused all auctions of the Company's securities to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the security is reset at a predetermined interest rate. Given that all of the securities experienced successful auctions subsequent to December 31, 2007, the Company does not believe that the current state of the credit markets requires it to adjust the fair value of its portfolio of auction rate securities or to reclassify them as long-term marketable securities on its December 31, 2007 Consolidated Balance Sheets. To date, we have collected all interest payable on all of our auction rate securities when due. If the auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer or the third—party insurer of the issuers of the investments underlying the securities deteriorates, we may be required to reclassify the securities on our Balance Sheet and/or adjust the carrying value of the auction rate security through an impairment charge. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, dividend payments or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

        The following table summarizes our contractual payment obligations and commitments as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$14,867	$3,684	$6,677	$2,734	$1,772
Obligations under capital leases	111	43	68	—	—
Purchase obligations—hosting services	2,157	1,355	642	160	—
Purchase obligations—other	924	717	184	23	—

Total	$18,059	$5,799	$7,571	$2,917	$1,772

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

        Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2007 or December 31, 2006.

Interest Rate Sensitivity

        Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at December 31, 2007, the fair value of our portfolio would decline by approximately $343,000.

Liquidation and Valuation Risk

        Our short-term investments consist of approximately $18.3 million in auction rate securities with investment grades of AAA or AA, as of December 31, 2007. Despite the long-term contractual maturities of the auction rate securities, all of these securities are available for sale. In March and February 2008 uncertainties in the credit markets caused all auctions of the Company's securities to be unsuccessful. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may be required to record an impairment charge on these investments. Based on the Company's expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined under the Exchange Act Rules 13a—15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U. S. generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

        Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP has issued an audit report on the effectiveness of internal control over financial reporting which is included in this Item 9A below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RightNow Technologies Inc.:

        We have audited RightNow Technologies Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RightNow Technologies Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, RightNow Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RightNow Technologies Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 14, 2008

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)   Identification of Directors.

        The information under the captions "Proposal One: Election of Directors" and "Corporate Governance, Board Composition and Board Committees," appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

(b)   Identification of Executive Officers and Certain Significant Employees.

        The information under the caption "Executive Officers," appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

(c)   Compliance with Section 16(a) of the Exchange Act.

        The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

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

(e)   Corporate Governance.

        The information under the caption "Corporate Governance, Board Composition and Board Committees", appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.    Executive Compensation

        The information under the captions "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report," appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the captions "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Securities Authorized for Issuance Under Equity Compensation Plans," appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

(a)   Certain Relationships and Related Transactions

        The information under the caption "Certain Relationships and Related Person Transactions" appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

(b)   Director Independence

        The information under the captions "Proposal One: Election of Directors" and "Corporate Governance, Board Composition and Board Committees," appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        The information under the captions "Principal Accountant Fees and Services," and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors," appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)  Financial Statements

(a)
(2)  Financial Statement Schedules

        None.

(a)
(3)  Exhibits

        The following is a list of exhibits to this report.

Exhibit Number	Description of document
3.1	Amended and restated certificate of incorporation of the registrant.(1)
3.2	Amended and restated bylaws of the registrant.(4)
10.1	Form of indemnification agreement between the registrant and its officers and directors.(2)
10.2	Amended and restated 1998 Long-Term Incentive and Stock Option Plan.(2)
10.3	2004 Equity Incentive Plan, as amended and restated.(10)
10.4	2004 Employee Stock Purchase Plan.(2)
10.5	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 40 Enterprise Blvd, Bozeman, MT).(2)
10.6	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 77 Discovery Drive, Bozeman, MT).(2)
10.7	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 45 Discovery Drive, Bozeman, MT).(2)
10.8†	Severance policy for executive officers.(2)
10.9†	Form of executive officer offer letter and schedule of omitted material details thereto.(2)
10.10†	Form of executive officer incentive stock option agreement and schedule of omitted material details thereto.(2)
10.11†	Form of executive officer non-incentive stock option agreement and schedule of omitted material details thereto.(2)
10.12	Form of director non-incentive stock option agreement and schedule of omitted material details thereto.(2)
10.13†	Form of Notice of Grant of Stock Options and Stock Option Agreements.(5)

10.14†	Form of Incentive Stock Option Agreement.(6)
10.15†	Form of Non-Incentive Stock Option Agreement.(6)
10.16	Lease agreement dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana.(3)
10.17	Renewed lease agreement, dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.(3)
10.18	Renewed lease agreement, dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 45 Discovery Drive, Bozeman, Montana.(3)
10.19†	Form of amended employment offer letter for executive officers.(8)
10.22†	Material differences in form of executive officer offer letter for Jay Rising.(7)
10.23†	Letter from the registrant to Peter Dunning, dated October 7, 2006, terminating Mr. Dunning's appointment as President of Field Operations.(7)
10.24†	Letter agreement between the registrant and Peter Dunning, dated October 7, 2006, setting forth the basis of Mr. Dunning's continued employment with the registrant.(7)
10.25	Lease agreement, dated November 1, 2005 and commencing March 23, 2007, between the registrant and Genesis Partners, LLC for office space located at 136 Enterprise Boulevard, Bozeman, Montana.(9)
10.26	Form of offer letter for Jason Mittelstaedt, Joseph Brown, Steve Daines, and Michael Saracini, and schedule of omitted material details thereto.(11)
10.27	Form of executive officer offer letter and schedule of material differences thereto for Jeff Davison and Susan Carstensen.(12)
21.1	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)
Incorporated by reference to Exhibit 4.2 of the registrant's registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)
Incorporated by reference to the exhibit of the same number from the registrant's registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

(3)
Incorporated by reference to the exhibit of the same number from the registrant's current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on April 1, 2005.

(4)
Incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

(5)
Incorporated by reference to Exhibits 10.13, 10.14 and 10.15 of the registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on filed on March 31, 2005.

(6)
Incorporated by reference to Exhibits 10.20 and 10.21, respectively, of the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(7)
Incorporated by reference to the exhibits of the same number from the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.

(8)
Incorporated by reference to the exhibit of the same number from the registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

(9)
Incorporated by reference to the exhibit of the same number from the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2007.

(10)
Incorporated by reference to Exhibit 10.26 of the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.

(11)
Incorporated by reference to Exhibit 10.30 of the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007.

(12)
Incorporated by reference to Exhibit 10.31 of the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

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

RIGHTNOW TECHNOLOGIES, INC.
By:	/s/ JEFFREY C. DAVISON
Jeffrey C. Davison Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

Signature	Title

/s/ GREG R. GIANFORTE Greg R. Gianforte	Chairman, Chief Executive Officer and President
/s/ JEFFREY C. DAVISON Jeffrey C. Davison	Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)
/s/ GREGORY M. AVIS Gregory M. Avis	Director
/s/ THOMAS W. KENDRA Thomas W. Kendra	Director
/s/ WILLIAM J. LANSING William J. Lansing	Director
/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director
/s/ RICHARD E. ALLEN Richard E. Allen	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RightNow Technologies Inc.:

        We have audited the accompanying consolidated balance sheets of RightNow Technologies Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RightNow Technologies Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006 and Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109, effective January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RightNow Technologies Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 14, 2008

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31,
	2006	2007
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$39,208	$43,681
Short-term investments	39,127	52,644
Accounts receivable	32,021	29,480
Term receivables, current	23,806	13,069

Total current receivables	55,827	42,549
Less allowance for doubtful accounts	(2,621)	(1,918)

Total current receivables, net	53,206	40,631
Deferred commissions	137	3,336
Prepaid and other current assets	2,361	2,643

Total current assets	134,039	142,935
Property and equipment, net	10,073	10,856
Term receivables, non-current	24,805	9,859
Intangible assets, net	8,836	7,996
Deferred commissions, non-current	76	1,680
Other assets	413	460

Total Assets	$178,242	$173,786

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,417	$4,386
Commissions and bonuses payable	4,069	5,044
Other accrued liabilities	7,588	11,404
Current portion of long-term debt	31	43
Current portion of deferred revenue	67,560	76,995

Total current liabilities	83,665	97,872
Long-term debt, less current portion	85	68
Deferred revenue, net of current portion	47,018	37,665

Total liabilities	130,768	135,605
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized and undesignated 15,000 shares at December 31, 2006, and 2007, respectively	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding 32,788 shares and 33,453 shares at December 31, 2006 and 2007, respectively	33	33
Additional paid-in capital	86,069	95,377
Accumulated other comprehensive loss	(332)	(292)
Accumulated deficit	(38,296)	(56,937)

Total stockholders' equity	47,474	38,181

Total Liabilities and Stockholders' Equity	$178,242	$173,786

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share data)
Revenue:
Software, hosting and support	$67,944	$86,257	$86,983
Professional services	19,204	24,131	25,094

Total revenue	87,148	110,388	112,077
Costs of revenue:
Software, hosting and support	9,111	13,260	18,411
Professional services	11,956	19,110	22,012

Total cost of revenue	21,067	32,370	40,423

Gross profit	66,081	78,018	71,654
Operating expenses:
Sales and marketing	42,683	61,504	65,118
Research and development	10,428	14,478	17,084
General and administrative	6,445	9,578	11,500

Total operating expenses	59,556	85,560	93,702

Income (loss) from operations	6,525	(7,542)	(22,048)
Interest and other income (expense):
Interest income	1,670	3,036	3,898
Interest expense	(5)	(17)	(7)
Other	(19)	45	(208)

Total interest and other income (expense), net	1,646	3,064	3,683

Income (loss) before provision for income taxes	8,171	(4,478)	(18,365)
Provision for income taxes	(478)	(530)	(276)

Net income (loss)	$7,693	(5,008)	(18,641)

Net income (loss) per share:
Basic	$0.25	$(0.16)	$(0.56)
Diluted	0.23	(0.16)	$(0.56)
Shares used in the computation:
Basic	30,631	32,241	33,078
Diluted	33,695	32,241	33,078

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

					Accumulated other comprehensive income (loss)
	Common stock
				Additional paid-in capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Warrants
	(Amounts in thousands)
Balance at December 31, 2004	29,119	29	291	72,367	(605)	(40,981)	31,101
Issuance of common stock:
Exercise of stock options	2,616	3	—	4,619	—	—	4,622
Employee stock purchase plan	59	—	—	656	—	—	656
Exercise of warrants	78	—	(291)	291	—	—	—
Tax benefit of stock option exercises	—	—	—	366	—	—	366
Fair value of options granted to non-employees	—	—	—	13	—	—	13
Comprehensive income:
Net income	—	—	—	—	—	7,693	7,693
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	(67)	—	(67)
Foreign currency translation adjustment	—	—	—	—	271	—	271

Total comprehensive income							7,897

Balance at December 31, 2005	31,872	32	—	78,312	(401)	(33,288)	44,655
Issuance of common stock:
Exercise of stock options	904	1	—	2,531	—	—	2,532
Employee stock purchase plan	12	—	—	189	—	—	189
Stock-based compensation expense	—	—	—	4,628	—	—	4,628
Tax benefit of stock option exercises	—	—	—	400	—	—	400
Fair value of options granted to non-employees	—	—	—	9	—	—	9
Comprehensive income:
Net income (loss)	—	—	—	—	—	(5,008)	(5,008)
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	—	9	—	9

Total comprehensive loss							(4,939)

Balance at December 31, 2006	32,788	33	—	86,069	(332)	(38,296)	47,474
Issuance of common stock:
Exercise of stock options	651	—	—	3,436	—	—	3,436
Employee stock purchase plan	14	—	—	218	—	—	218
Stock-based compensation expense	—	—	—	5,471	—	—	5,471
Tax benefit of stock option exercises	—	—	—	183	—	—	183
Fair value of options granted to non-employees	—	—	—	—	—	—	—
Comprehensive income:	—	—
Net income (loss)	—	—	—	—	—	(18,641)	(18,641)
Unrealized gain on available for sale investments net of tax of $0	—	—	—	—	78	—	78
Foreign currency translation adjustment	—	—	—	—	(38)	—	(38)

Total comprehensive loss							(18,601)

Balance at December 31, 2007	33,453	$33	$—	$95,377	$(292)	$(56,937)	$38,181

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Operating activities:
Net income (loss)	$7,693	$(5,008)	$(18,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,406	5,681	7,266
Stock-based compensation	—	4,628	5,471
Provision for losses on accounts receivable	421	306	384
Tax benefit of stock options exercised	366	—	—
Changes in operating assets and liabilities:
Receivables	(19,100)	(27,487)	27,552
Prepaid and other current assets	(621)	(213)	(226)
Deferred commissions	—	22	(4,803)
Accounts payable	744	1,916	(45)
Commissions and bonuses payable	309	1,025	957
Other accrued liabilities	2,186	1,541	3,733
Deferred revenue	19,767	44,782	(606)
Other	(276)	(150)	(8)

Net cash provided by operating activities	14,895	27,043	21,034
Investing activities:
Purchases of short-term investments	(26,581)	(53,276)	(57,512)
Sales or maturities of short-term investments	34,455	37,464	43,995
Purchase of property and equipment	(4,969)	(7,758)	(6,687)
Business acquisitions	(1,023)	(8,731)	—
Proceeds from sale of property and equipment	4	—	55
Intangible asset additions	(20)	(13)	(610)

Net cash provided by (used in) investing activities	1,866	(32,314)	(20,759)
Financing activities:
Proceeds from long-term debt	162	—	—
Proceeds from issuance of common stock:
Exercise of stock options and warrants	4,622	2,532	3,436
Employee stock purchase plan	656	189	218
Excess tax benefit of stock options exercised	—	400	183
Payments on long-term debt	(15)	(55)	(36)

Net cash provided by financing activities	5,425	3,066	3,801
Effect of foreign exchange rates on cash and cash equivalents	(256)	539	397

Net change in cash and cash equivalents	21,930	(1,666)	4,473
Cash and cash equivalents at beginning of period	18,944	40,874	39,208

Cash and cash equivalents at end of period	$40,874	$39,208	$43,681

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies

(a)
Business Description

        RightNow Technologies, Inc. (the "Company" or "RightNow") provides customer experience management software solutions for companies of all sizes. The Company's on demand software is designed to help companies improve their customer experiences while reducing operating costs. RightNow's solutions go beyond traditional customer relationship management ("CRM") solutions to support a business' external customer-facing channels as well as sales, marketing and customer service operations. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in North America, Europe, Asia, and Australia. The Company operates in one segment, which is the customer experience management market.

(b)
Basis of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which include the accounts of the Company and its foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c)
Certain Risks and Concentrations

        The Company's revenue is derived from the subscription, license, hosting and support of its software products and provision of related professional services. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company's operating results. The Company has historically derived a majority of its revenue from customer service software solutions. These products are expected to continue to account for a significant portion of revenue for the foreseeable future. As a result of this revenue concentration, the Company's business could be harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

        Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. From time to time, the Company's cash balances with its financial institutions may exceed insurance limits. Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry.

        The Company's customers are worldwide with approximately 74% of sales in the United States during 2005, 75% in 2006 and approximately 71% of sales in the United States during 2007. No individual customer accounted for more than 10% of the Company's revenue in 2005, 2006 or 2007. One customer represented 13% of term receivables at December 31, 2006, and one customer represented 12% of term receivables at December 31, 2007. No individual customer accounted for more than 10% of the Company's accounts receivables at December 31, 2006 and 2007.

        Assets located outside North America were 12% and 14% of total assets at December 31, 2006 and 2007, respectively. The loss from operations outside the United States totaled $6.2 million,

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies (Continued)

$8.1 million and $12.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
United States	$64,409	$82,522	$79,540
Europe	15,528	20,601	23,561
Asia Pacific	7,211	7,265	8,976

	$87,148	$110,388	$112,077

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

(f)
Short-Term Investments

        Short-term investments in debt and equity securities are classified as available-for-sale and are recorded at fair market value as determined by quotations from national exchanges. Realized gains and losses are included in income based on the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments), net of tax, are recorded to Other Comprehensive Income (Loss), a component of stockholders' equity.

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

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies (Continued)

(g)
Accounts Receivable and Term Receivables

        Accounts receivable represents amounts currently due from customers for which revenue has been recognized or is being recognized ratably in future periods, and amounts currently due under contract billings for which revenue has not been recognized. In license arrangements, term receivables include the remaining minimum committed amounts due from customers for which no revenue has been recognized. The Company performs credit evaluations when considered necessary, but generally does not require collateral to extend credit.

        The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer's current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect a customer's ability to pay. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

        Provisions to the allowance for doubtful accounts are charged to expense for accounts receivable and against deferred revenue for term receivables. Following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2005	2006	2007
Balance, beginning of year	$1,581	$2,209	$2,621
Provision charged to expense	421	306	384
Provision charged against deferred revenue	1,528	1,407	1,785
Write-downs charged against the allowance	(1,375)	(1,442)	(2,990)
Recoveries of amounts previously charged-off	54	141	118

Balance, end of year	$2,209	$2,621	$1,918

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

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies (Continued)

(j)
Revenue Recognition

        The Company earns its revenues from the delivery of software, hosting, and support services, and from the delivery of professional services. Software, hosting and support services are sold under subscription arrangements and license arrangements. In 2007, the Company essentially discontinued sales of perpetual licenses. Hosting and support services involve the remote management of the software, technical assistance, and unspecified product upgrades and enhancements on a when and if available basis. Professional services include consulting, training and development services.

        The Company recognizes revenue for subscriptions and licenses when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been made available or delivered to the customer; c) the Company's fee for providing the software and services is fixed or determinable; and d) collection of the Company's fee is probable.

        Subscriptions include access to the Company's software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. The Company accounts for subscriptions, in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Under EITF 00-21, value is allocated to each deliverable of an arrangement using prices established when the elements are sold stand-alone. Stand-alone sales of subscription agreements are evidenced by subscription renewals and stand-alone sales of professional services are evidenced by rates charged for consulting, education, and development services in stand-alone transactions. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized over the contractual period and professional services are recognized as incurred provided the above criteria have been met.

        Under the Company's subscription contracts, the Company applies EITF 00-21 to its subscriptions as opposed to Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") as the customer does not have the right to take possession of the software without incurring a significant incremental penalty. In accordance with Emerging Issues Task Force Issue No. 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-03"), such arrangements are considered service contracts and are not within the scope of SOP 97-2.

        Prior to 2007, the majority of the Company's revenues were earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, issued by the American Institute of Certified Public Accountants. Licenses, generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a "term" license) or perpetually. Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term contracts, the Company treats the software license, hosting and support services as single element for purposes of allocating revenue. The Company has established vendor specific objective of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies (Continued)

period of the arrangement and revenue for professional services in these arrangements is recognized as performed.

        Sales of perpetual software licenses include hosting and support services for a period of time, typically one year. The Company has established vendor specific objective evidence for the combined element of hosting and support elements of perpetual license sales, based on the prices charged when sold separately. Accordingly, revenue for the perpetual software license element is determined using the residual method and is recognized upon delivery. Revenue for the hosting and support elements is recognized ratably over the contractual time period.

        The Company's policy is to record revenue net of any applicable sales, use or excise taxes.

        If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired. If the fee for the license has any payment term that is due in excess of the Company's normal payment terms (over 90 days), the fee is considered to not be fixed or determinable, and the amount of revenue recognized (a) for perpetual license arrangements is limited to the amount currently due from the customer, or (b) for term license or subscription arrangements is limited to the lesser of the amount currently due from the customer or a ratable portion of the total unallocated arrangement fee.

        Certain customers have license agreements that provide for usage fees above fixed minimums. Usage of the Company's software requires additional fees if used by more than a specified number of users or for more than a specified number of interactions. Fixed minimums are recognized as revenue ratably over the term of the arrangement. Usage fees above fixed minimums are recognized as revenue when such amounts are known and billed.

        Separate contracts with the same customer that are entered into at or near the same time are generally presumed to have been negotiated together and are combined and accounted for as a single arrangement.

        Professional services revenue is recognized as performed, based on hours incurred, unless sold in conjunction with a term license or subscription where objective and reliable evidence (including vendor specific objective evidence) for the term or subscription element does not exist, in which case professional services revenue is recognized ratably over the contractual period. The Company has determined that the professional service elements of its software arrangements are not essential to the functionality of the software. The Company has also determined that its professional services (a) are available from other vendors, (b) do not involve a significant degree of risk or unique acceptance criteria, and (c) are not required for the customer to use the software.

        The following table sets forth revenue by product or service as a percentage of total revenue:

	Year Ended December 31,
	2005	2006	2007
Revenue by type:
Recurring (subscriptions, term licenses, support and hosting)	53%	57%	76%
Perpetual licenses	25	21	2%
Professional services	22	22	22%

	100%	100%	100%

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies (Continued)

        Deferred revenue represents amounts received or due from customers for which the revenue recognition criteria have not been met. The majority of deferred revenue results from the up front billing of term and subscription contracts while revenue is recognized ratably over the contractual period. Deferred revenue is recognized into revenue when the Company provides its products and services, assuming all other revenue recognition criteria noted above are met. Under subscriptions, the amount currently due and payable from the customer is reflected in accounts receivable and deferred revenue. Under licenses, the full customer commitment is reflected in accounts receivable for amounts currently due, or term receivables for amounts due over the contractual term, and deferred revenue. The Company does not provide refunds for customer cancellations.

(k)
Sales Commissions

        In conjunction with the Company's business model change, beginning in 2007 sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $10.7 million, $15.4 million, and $10.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. Deferred commissions at December 31, 2006 and December 31, 2007 were $213,000 and $5.0 million, respectively.

(l)
Research and Development

        Research and development expenditures are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. To date, the period between achieving technological feasibility and general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs.

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

        Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement attribute for financial

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies (Continued)

statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company's policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively in the Consolidated Statements of Operations. The amount of interest and penalties accrued for the year ended December 31, 2007 was not significant. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The U.S. jurisdictions subject to examination include Montana, California, New Jersey, Illinois and foreign jurisdictions subject to examination include the United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.

(n)
Impairment of Long-Lived Assets

        Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined based on discounted cash flow or appraised value, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Goodwill is tested for impairment at least annually, and more frequently if indicators of potential impairment exist. No impairments of long-lived assets has been identified in any of the periods presented.

(o)
Net Income (Loss) Per Share

        A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Weighted average common shares outstanding for basic net income (loss) per share	30,631	32,241	33,078
Effect of dilutive securities:
Employee stock options	3,028	—	—
Warrants	36	—	—

Weighted average shares outstanding for dilutive net income (loss) per share	33,695	32,241	33,078

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies (Continued)

        The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share because they had an anti-dilutive impact (in thousands):

	Year Ended December 31,
	2005	2006	2007
Employee stock options	359	3,913	3,874
(p)
Stock-Based Compensation

        On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, ("SFAS 123R"), for its stock-based compensation plans. Under SFAS 123R, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards. The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award. The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award. Pursuant to the income tax provisions included in SFAS 123R, the Company has elected the "short cut method" of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

        The Company previously accounted for its stock-based compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations, and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosures. Under APB 25, no compensation expense was recorded in earnings for the Company's stock-based awards as the exercise price of the options equaled the fair market value of the underlying stock on the date of grant. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in the footnotes to the consolidated financial statements in accordance with SFAS 123.

        The Company has elected to use the modified prospective transition method as permitted under SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, compensation cost recorded in the years ended December 31, 2006 and 2007 includes the cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock-based awards granted after December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

(q)
Foreign Currency Translation

        For non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive loss, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses are included in other income and expense.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(1) Business Description and Summary of Significant Accounting Policies (Continued)

(r)
Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income or loss, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Additional elements of other comprehensive income or loss are attributable to foreign currency translation adjustments and unrealized gains or losses on short-term investments.

(s)
Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs were $2.7 million, $4.5 million and $4.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

(t)
Reclassifications

        Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

(2) Acquisitions

Salesnet, Inc.

        On May 22, 2006, the Company acquired the outstanding common and preferred stock of Salesnet, Inc. ("Salesnet"), a provider of on demand sales force automation solutions, for $8.7 million in net cash paid at closing. The acquisition added several hundred clients to the Company's customer base, and is expected to accelerate the product development of the Company's sales force automation product set and increase the Company's domain expertise in sales automation. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Salesnet are included in the condensed consolidated financial statements since the acquisition date.

        The Company allocated the purchase price to the Salesnet assets acquired and liabilities assumed at estimated fair values, after considering a number of factors, including the use of an independent appraisal. The purchase price and purchase price allocation are as follows (amounts in thousands):

Cash consideration	$9,015
Direct acquisition costs	182

Total purchase price	$9,197

Purchase price allocation:
Cash and cash equivalents	$466
Accounts receivable	407
Property and equipment	264
Other assets	208
Intangible assets	8,488
Accounts payable and accrued liabilities	(358)
Deferred revenue	(252)
Capitalized lease obligations	(26)

Total purchase price	$9,197

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(2) Acquisitions (Continued)

        The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$4,358
Customer relationships	3,250
Technology	740
Trade name and trademarks	140

Intangible assets	$8,488

        The excess of the purchase price over the estimated fair value of the net assets acquired of $4.4 million has been recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but is subject to periodic impairment testing. The customer relationships and technology intangible assets will be amortized over a period of four years using the straight-line method. The trade name and trademarks will be amortized over a period of three years using the straight-line method.

        Pro forma results of the business combinations have not been provided because the effect is not material on an individual or aggregate basis.

(3) Supplemental Cash Flow Information

        Supplemental statement of cash flow information follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5	$17	$7
Income taxes	239	280	140
Non-cash financing activities:
Issuance of common stock upon exercise of warrants	291	—	—
Assets acquired under capital lease	162	—	30

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(4) Cash and Cash Equivalents, and Short-Term Investments

        The components of cash and investments at December 31, 2006 and 2007 are as follows (in thousands):

		Unrealized
				Fair Market Value	Cash and Cash Equivalents	Short-term Investments
December 31, 2006	Cost	Gains	Losses
Cash and cash equivalents:
Cash and money market funds	$19,811	$—	$—	$19,811	$19,811	$—
Fixed maturity securities:
Commercial paper	16,873	27	—	16,900	16,401	499
Corporate notes and bonds	4,730	3	(5)	4,728	800	3,928
U.S. Government agency securities	22,378	1	(33)	22,346	2,196	20,150
State and municipal securities	1,975	—	—	1,975	—	1,975

Sub-total	65,767	31	(38)	65,760	39,208	26,552

Equity securities:
Auction rate preferred stocks	12,575	—	—	12,575	—	12,575

Totals at December 31, 2006	$78,342	$31	$(38)	$78,335	$39,208	$39,127

		Unrealized
				Fair Market Value	Cash and Cash Equivalents	Short-term Investments
December 31, 2007	Cost	Gains	Losses
Cash and cash equivalents:
Cash and money market funds	$29,775	$—	$—	$29,775	$29,775	$—
Fixed maturity securities:
Commercial paper	4,432	2	(1)	4,433	3,435	998
Corporate notes and bonds	8,613	42	(2)	8,653	250	8,403
U.S. Government agency securities	24,730	26	(7)	24,749	10,220	14,529
State and municipal securities	15,447	21	(3)	15,465	1	15,464

Sub-total	82,997	91	(13)	83,075	43,681	39,394

Equity securities:
Auction rate preferred stocks	13,250	—	—	13,250	—	13,250

Totals at December 31, 2007	$96,247	91	(13)	$96,325	$43,681	$52,644

        The unrealized losses of $13,000 at December 31, 2007 related to investment-grade, fixed income securities, and are primarily attributable to changes in interest rates. Unrealized losses related to securities held more than one year were insignificant. Management does not believe any of the unrealized losses at December 31, 2007 represent an other-than-temporary impairment. Realized gains and losses from sales of available-for-sale securities in 2005, 2006 and 2007 were insignificant.

        As of December 31, 2007, the Company held approximately $18.3 million in preferred stock and municipal bond auction rate securities with investment grades of AAA or AA. Auction rate securities are long-term bonds or preferred stocks that act like short-term debt, with interest rates reset in Dutch auctions held daily, weekly or monthly which historically provided liquidity for these investments.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(4) Cash and Cash Equivalents, and Short-Term Investments (Continued)

Despite the long-term contractual maturities of the auction rate securities, all of these securities are available for sale and were available to fund the Company's current operations. All securities experienced successful auctions subsequent to year end. However, in February and March 2008, uncertainties in the credit markets caused all auctions of the Company's securities to be unsuccessful. Upon an unsuccessful auction, the security is reset at a predetermined interest rate. Given that all of the securities experienced successful auctions subsequent to December 31, 2007, the Company does not believe that the current state of the credit markets requires it to adjust the fair value of its portfolio of auction rate securities or to reclassify them as long-term marketable securities on its December 31, 2007 Consolidated Balance Sheets. To date, we have collected all interest payable on all of our auction rate securities when due. If the auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer or the third-party insurer of the issuers of the investments underlying the securities deteriorates, we may be required to reclassify the securities on our Balance Sheet and/or adjust the carrying value of the auction rate security through an impairment charge. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

        Underlying maturities of short-term investments in debt instruments at December 31, 2007 were approximately $13.9 million within one year, $16.0 million between one and five years, and $9.5 beyond ten years. These items are classified as short-term because they represent investments of cash that are available for current operations.

(5) Property and Equipment, Net

        Property and equipment, net are as follows (in thousands):

	December 31,
	2006	2007
Computer equipment	$14,043	$18,572
Software purchased for internal use	5,641	5,877
Equipment	1,174	861
Furniture and fixtures	1,328	1,382
Leasehold improvements	191	871

Total cost	22,377	27,563
Less accumulated depreciation	(12,304)	(16,707)

	$10,073	$10,856

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(6) Intangible assets

        The following table sets forth information regarding intangible assets (in thousands):

	Goodwill	Customer Relationships	Purchased Technologies	Total
As of December 31, 2006:
Gross carrying value	$4,358	$3,250	$3,914	$11,522
Accumulated amortization	—	(496)	(2,190)	(2,686)

Net carrying value	$4,358	$2,754	$1,724	$8,836

As of December 31, 2007:
Gross carrying value	$4,358	$3,250	$4,547	$12,155
Accumulated amortization	—	(1,308)	(2,851)	(4,159)

Net carrying value	$4,358	$1,942	$1,696	$7,996

Weighted-average amortization period:
(in years)	n/a	4.0	4.2	4.1
Aggregate amortization expense:
2006	$—	$496	$655	$1,151
2007	—	812	661	1,473
Estimated amortization expense:
2008	$—	$813	$790	$1,603
2009	—	812	620	1,432
2010	—	317	286	603
2011	—	—	—	—

(7) Long-Term Debt and Credit Facility

        Long-term debt consists of the following (in thousands):

	December 31,
	2006	2007
Obligations under capital leases for tenant improvements to leased property and furniture, payable monthly in installments of $3 and $1 through May 2010 and June 2010, respectively at approximately 6% interest	$116	$111
Less current portion	31	43

Long-term debt, excluding current portion	$85	$68

        In 2005, the Company entered into an office lease agreement that included $162,000 of tenant improvements, which have been capitalized and will be repaid to the landlord over the initial lease term of five years. The improvements are being amortized over an expected useful life of seven years since the Company expects to renew the office lease upon its initial term expiration in 2010. In 2006, the Company assumed $26,000 of capital lease obligations as part of its acquisition of Salesnet, Inc.,

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(7) Long-Term Debt and Credit Facility (Continued)

which were paid in full during 2006. During 2007, the Company assumed $30,000 of capital lease obligations associated with furniture in its Washington D.C. office space.

        During 2006 and 2007, the Company had a $3.0 million working capital line of credit agreement with a commercial bank. Advances under the line bear a variable rate of interest which approximates the prime lending rate, and are payable monthly. The working capital line of credit is secured by substantially all of the United States dollar-denominated accounts receivable of the Company. There were no advances under the line during 2006 or 2007.

(8) Redeemable Convertible Preferred Stock

        The Company has authorized 15 million shares of preferred stock, $.001 par value, which may be issued from time to time by its board of directors without further action by stockholders. Shares of preferred stock may be issued with dividend, redemption, voting or other rights senior to existing common shares. There were no outstanding shares of preferred stock at December 31, 2006 or 2007.

(9) Stock-Based Compensation

        The Company's 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the "equity plans") provide for stock options to be granted to employees, consultants, independent contractors, officers and directors. The equity plans have been approved by stockholders. Except for automatic grants to directors, options are granted at the discretion of the Company's board of directors, at an exercise price and term determined by the board. However, exercise prices are not less than the fair market value at the date of grant, and the term of the options is not greater than ten years. Options generally vest over a period of four years in eight equal increments. The Company also has an employee stock purchase plan ("ESPP") that allows employees to purchase shares of common stock at a discount to the fair market value at the date of purchase. Purchase periods under the ESPP are consecutive six-month periods ending on the last day in June and December each year. Shares issued to satisfy stock option exercises and ESPP are newly issued. At December 31, 2007, the Company had approximately 4.4 million shares available for future issuance under the equity plans and ESPP.

        Compensation expense recognized in the statement of operations for the year ended December 31, 2006 and 2007 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(9) Stock-Based Compensation (Continued)

        The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the consolidated statement of operations (amounts in thousands):

	2006	2007
Stock-based compensation expense:
Cost of software, hosting and support	$193	$288
Cost of professional services	471	647
Sales and marketing	1,929	2,264
Research and development	834	887
General and administrative	1,201	1,385

Stock-based compensation expense before income taxes	4,628	5,471
Income tax provision (benefit)	—	—

Stock-based compensation expense, net of income taxes	$4,628	$5,471

        No stock-based compensation expense was capitalized during the year ended December 31, 2006 and 2007.

        Unrecognized compensation expense of outstanding stock options at December 31, 2007 was approximately $12.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

        The following table illustrates the effect on reported net income and net income per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards (in thousands, except per-share data):

2005
Net income as reported	$7,693
Add stock-based compensation included in the determination of net income (loss)	13
Less stock-based compensation expense determined under the fair value method	(3,292)

Pro forma net income	$4,414

Net income per share:
Basic
As reported	$0.25
Pro forma	0.14
Diluted:
As reported	$0.23
Diluted	0.13

        The estimated weighted-average fair value per share of stock options granted in 2005, 2006 and 2007 was $7.23, $8.43 and $7.33, respectively. The estimated fair value of shares purchased under the ESPP for the six months ended June 30, 2005 was $5.82. For all subsequent purchase periods ending on the last day of June and December, no compensation cost was recognized in the accompanying

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(9) Stock-Based Compensation (Continued)

statement of operations because the terms of the plan were deemed noncompensatory under SFAS 123R. Assumptions used to obtain the estimated fair values were:

	2005		2006	2007
Employee stock options
Weighted average risk free rate	4.1%		4.7%	4.5%
Weighted average expected term	5.0 yrs		4.4 yrs	4.2 yrs
Weighted average volatility	67%		57%	52%
Dividend yield	0%		0%	0%
Employee Stock Purchase Plan
Risk free rate	2.9%		-	-
Expected term	0.5	yrs	-	-
Volatility	75%		-	-
Dividend yield	0%		-	-

        Key assumptions used to estimate the fair value of stock awards are as follows:

        Risk Free Rate:    The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award.

        Expected Term:    The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience of similar awards, giving consideration to the contractual term of the awards, vesting schedules and expectations of employee exercise behavior.

        Volatility:    The Company's estimate of expected volatility is based on a combination of the Company's historical volatility and peer-company volatilities. The Company has a limited history of volatility, as well as limited traded options from which to derive implied volatility. The Company believes the combination of its historical and peer-company volatilities is more representative of future stock price trends than its historical volatility alone.

        Dividend Yield:    The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(9) Stock-Based Compensation (Continued)

        Activity under the Company's stock option plans was as follows (option shares in thousands):

	Shares available for grant	Shares Underlying Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2004	3,153	5,512	$2.89
Additional reserve addition(1)	1,000	—	—
Granted	(1,263)	1,263	12.39
Exercised	—	(2,616)	1.77
Forfeited, expired or exchanged(2)	117	(261)	7.63

Balance at December 31, 2005	3,007	3,898	$6.41
Annual reserve addition(1)	1,000	—	—
Granted	(1,205)	1,205	16.74
Exercised	—	(904)	2.80
Forfeited, expired or exchanged(2)	227	(286)	12.71

Balance at December 31, 2006	3,029	3,913	$9.96
Annual reserve addition(1)	1,000	—	—
Granted	(1,136)	1,136	15.97
Exercised	—	(651)	5.28
Forfeited, expired or exchanged(2)	511	(524)	15.11

Balance at December 31, 2007	3,404	3,874	$11.81	$17,475	7.2

Vested or expected to vest at December 31, 2007		3,569	$11.48	$17,199	7.1

Exercisable at December 31, 2007		2,124	$8.89	$15,365	6.1

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

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(9) Stock-Based Compensation (Continued)

        The following table summarizes information about the stock options outstanding at December 31, 2007 (option shares in thousands):

	Options outstanding			Options exercisable
Exercise price range	Number outstanding	Weighted average exercise price	Weighted average remaining contractual life	Number currently exercisable	Weighted average exercise price
$0.08 - $0.90	138	$0.31	1.6	138	$0.31
$1.50 - $1.50	551	1.50	4.7	551	1.50
$1.51 - $8.90	508	7.46	6.3	391	7.20
$8.91 - $12.81	494	11.70	6.5	332	11.45
$12.82 - $14.17	434	13.90	7.7	194	13.85
$14.18 - $15.70	403	15.19	9.4	123	15.08
$15.71 - $16.58	422	16.29	8.5	188	16.31
$16.59 - $16.60	549	16.60	8.6	74	16.60
$16.61 - $19.44	375	19.09	8.19	133	19.10

	3,874	$11.81	7.20	2,124	$8.89

        The total intrinsic value of options exercised in 2005, 2006 and 2007 was $32.3 million, $12.4 million and $7.5 million, respectively.

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

(10) Commitments and Contingencies

(a)
Operating Leases

        The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements with various expiration dates through 2014. Future minimum payments for the next five years and thereafter as of December 31, 2007, under these leases, are as follows (in thousands):

2008	$3,684
2009	3,689
2010	2,988
2011	2,177
2012	557
Thereafter	1,772

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(10) Commitments and Contingencies (Continued)

        Rent expense was $1.9 million, $2.8 million and $4.1 million in 2005, 2006 and 2007, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. The Company has no contingent rent agreements.

        The Company leases a portion of its office facilities from a development group, of which the Company's chief executive officer is a 50% member and the Company's Vice President of Delivery is a 25% member. During 2005, 2006 and 2007, the Company paid $742,000, $833,000 and $1.2 million, respectively, to the development group under these leases.

(b)
Hosting Services

        The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

        Future minimum payments as of December 31, 2007 under these arrangements were $1.4 million in 2008, $321,000 per year for 2009 and 2010, and $160,000 in 2011.

(c)
Warranties and Indemnification

        The Company's on demand application service is typically warranted to perform in accordance with its user documentation.

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

        The Company has entered into service level agreements with its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their license agreements in the event that the Company fails to meet those levels. To date, the Company has not provided any material credits related to these service level agreements.

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

(d)
Litigation

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes that the resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. Legal fees are charged to expense as incurred, unless we consider the potential loss from any dispute or legal matter probable and the amount or range of the loss can be estimated, in which case we will accrue a liability for the estimated loss in accordance with SFAS 5.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(11) Income Taxes

        The domestic and foreign components of income (loss) before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
United States	$14,386	$3,655	$(5,437)
Foreign	(6,215)	(8,133)	(12,928)

	$8,171	$(4,478)	$(18,365)

        The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Current:
Federal	$454	$120	$(120)
Foreign	76	80	109
State	(52)	330	287

Total current	478	530	$276

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

	$478	$530	$276

        The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2005	2006	2007
Statutory Federal tax rate	34%	(34)%	(34)%
Net operating loss tax benefits (realized) not realized	(40)	54	34
Tax credits	—	(37)	(4)
Stock-based compensation	—	11	2
U.S. Federal alternative minimum tax	6	3	—
State income taxes, net of federal benefit	(1)	5	1
Foreign taxes	1	2	—
Foreign tax rate differential	4	6	2
Nondeductible meals & entertainment expense	2	4	1
Other	—	(2)	—

	6%	12%	2%

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(11) Income Taxes (Continued)

        Deferred tax components are as follows (in thousands):

	At December 31,
	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$10,591	$13,436
Deferred revenue	4,196	8,501
Stock compensation	907	1,647
Tax credits	639	516
Other	3,592	3,033

Total deferred tax assets	19,925	27,133
Valuation allowance	(17,903)	(24,446)

Net deferred tax assets	2,022	2,687
Deferred tax liabilities:
Fixed assets and intangibles	(1,056)	(311)
Other	(966)	(2,376)

Total deferred tax liabilities	(2,022)	(2,687)

Net deferred tax assets	$—	$—

        The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that any or all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets. The valuation allowance increased by $5.4 million and $6.5 million in 2006 and 2007, respectively.

        At December 31, 2007, the Company had domestic Federal and State net operating loss carryforwards of approximately $35.2 million and $40.0 million, respectively. The Company also has approximately $38.9 million of foreign net operating loss carryforwards that are not subject to expiration. Federal net operating loss carryforwards expire at various dates between 2021 and 2025, while state net operating loss carryforwards expire between 2008 and 2025. In addition, the Company has federal and state research and development credits and foreign tax credits available to reduce future domestic income taxes. The total amount of these credits is approximately $3 million. The federal and state research and development credits expire between 2019 and 2026, and between 2015 and 2021, respectively. The foreign tax credits expire between 2008 and 2017.

        Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryforwards and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company's acquisition of Salesnet, Inc. in May

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(11) Income Taxes (Continued)

2006 constituted an ownership change to that entity, and therefore the availability of Salesnet, Inc.'s net operating loss carryforwards which approximate $7 million, will be limited in future years.

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

        The Company's deferred tax assets as of December 31, 2006 and 2007 have been reduced in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, ("SFAS 123R"). As such, net operating loss carryforwards and other attributes created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Instead such amounts are recorded as an addition to stockholders' equity if and when they are utilized. Deferred tax assets and the related valuation allowance in the above presentation have been reduced by $16.8 million and $18.4 million, as of December 31, 2006 and 2007, respectively, for the effect of excess tax deductions from stock options.

(12) Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2006 and 2007. The fair values of remaining financial instruments on the Company's consolidated balance sheets were:

	2006		2007
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Term receivables—current	$23,806	$23,806	$13,069	$13,069
Term receivables—noncurrent	24,805	20,690	9,859	8,444
Debt	116	117	111	108

        The values provided are representative of fair values as of December 31, 2006 and 2007, and do not reflect subsequent changes in interest, tax or currency exchange rates, or other variables that may affect the determination of fair value. The following methods and assumptions were used to estimate fair values:

        Term receivables—current:    The carrying amount approximated fair value at the respective dates due to the relative short maturities of this item.

        Term receivables—noncurrent:    Fair value for term receivables due beyond one year from December 31, 2006 and 2007, has been estimated by discounting the carrying amount by a current rate of interest for the period of time the items are expected to be outstanding.

        Debt:    The fair value of long-term debt has been estimated by discounting the carrying amount by a current rate of interest for the period of time the debt is expected to be outstanding.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(13) Employee Benefit Plans

        The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of 12% of their salary or the statutorily prescribed limit to the plan. Employees are eligible after 90 days of service. At its discretion, the Company may make matching contributions. The Company made matching contributions during 2005, 2006 and 2007 of $680,000, $936,000 and $982,000, respectively. The Company also has retirement benefit plans related to its foreign subsidiaries. Amounts expensed under these plans were $274,000, $275,000 and $370,000 during 2005, 2006 and 2007, respectively.

        The Company has a medical, dental and vision benefit plan and a short-term disability program covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company contributions to the plan were $1.2 million during 2005 and $2.0 million during 2006 and 2007. During 2007 the plan maintained individual and aggregate stop loss insurance policies on the medical portion of the plan of $95,000 and $3.0 million (based on actual plan participants, adjusted monthly), respectively, to mitigate losses.

        In July 2004 the Company adopted the 2004 Employee Stock Purchase Plan ("Plan") which became effective in conjunction with the initial public offering of common stock. The Plan is administered by the compensation committee of the board of directors and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the terms of the plan, substantially all employees are eligible to purchase shares of RightNow common stock through periodic after-tax payroll deductions at a purchase price established by the administrator. Payroll deductions are limited to 15% of the employee's regular compensation for each purchase period. The administrator may set the purchase price equal to or discounted from fair market value on the first or last day of each purchase period. Purchase periods are consecutive six-month periods ending on the last day in June and December each year. For the purchase periods ended December 31, 2005 and 2006, and June 30, 2006, the plan was deemed noncompensatory because the terms were no more favorable than those available to all holders of our common stock. Activity under the plan for 2004, 2005 and 2006 was as follows:

	Purchase Date
	Dec 31, 2005	Jun 30, 2006	Dec 31, 2006	Jun 30, 2007	Dec 31, 2007
Purchase price per share	$17.54	$15.85	$16.36	15.59	15.06
Shares purchased	7,322	6,830	4,957	7,847	6,357

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

(14) Quarterly Results (Unaudited)

        Quarterly results of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating statement data:
Total revenue	$24,631	$26,908	$30,088	$28,761
Gross profit	17,756	18,808	21,452	20,002
Net income	(440)	(1,755)	(519)	(2,294)
Net income per share:
Basic	$(0.01)	$(0.05)	$(0.02)	$(0.07)
Diluted	(0.01)	(0.05)	(0.02)	(0.07)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating statement data:
Total revenue	$25,702	$26,465	$29,246	$30,664
Gross profit	16,137	16,864	18,975	19,678
Net income (loss)	(6,002)	(5,741)	(3,584)	(3,314)
Net income (loss) per share:
Basic	$(0.18)	$(0.17)	$(0.11)	(0.10)
Diluted	(0.18)	(0.17)	(0.11)	(0.10)