Form 10-Q
period 2008-03-31
RIGHTNOW TECHNOLOGIES INC
filed 2008-05-09
CIK 1111247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒              No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2008 was 33,574,361

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2008

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2007	March 31, 2008
Assets
Cash and cash equivalents	$43,681	$44,591
Short-term investments	52,644	36,585
Accounts receivable	29,480	27,503
Term receivables, current	13,069	9,616
Allowance for doubtful accounts	(1,918)	(2,056)
Receivables, net	40,631	35,063
Deferred commissions	3,336	3,485
Prepaid & other current assets	2,643	3,288
Total current assets	142,935	123,012

Long-term investments	—	17,810
Property and equipment, net	10,856	10,807
Term receivables, non-current	9,859	8,059
Intangible assets, net	7,996	7,606
Deferred commissions, non-current	1,680	1,962
Other	460	448
Total Assets	$173,786	$169,704

Liabilities and Stockholders’ Equity
Accounts payable	$4,386	$6,148
Commissions and bonuses payable	5,044	3,531
Other accrued liabilities	11,404	11,998
Current portion of long-term debt	46	44
Current portion of deferred revenue	76,995	73,575
Total current liabilities	97,872	95,296

Long-term debt, less current portion	68	57
Deferred revenue, net of current portion	37,665	38,079

Stockholders’ equity:
Common stock	33	34
Additional paid-in capital	95,377	97,107
Accumulated other comprehensive loss	(292)	(536)
Accumulated deficit	(56,937)	(60,333)
Total stockholders’ equity	38,181	36,272
Total Liabilities and Stockholders’ Equity	$173,786	$169,704

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2007	2008
Revenue:
Software, hosting and support	$19,819	$24,556
Professional services	5,883	8,342
Total revenue	25,702	32,898

Cost of revenue:
Software, hosting and support	4,394	5,035
Professional services	5,171	7,285
Total cost of revenue	9,565	12,320

Gross profit	16,137	20,578

Operating expenses:
Sales and marketing	15,727	16,818
Research and development	4,296	4,486
General and administrative	2,860	3,516
Total operating expenses	22,883	24,820

Loss from operations	(6,746)	(4,242)

Interest and other income, net	828	938

Loss before income taxes	(5,918)	(3,304)
Provision for income taxes	(84)	(92)
Net loss	$(6,002)	$(3,396)

Net loss per share:
Basic	$(0.18)	$(0.10)
Diluted	$(0.18)	$(0.10)

Shares used in the computation:
Basic	32,858	33,532
Diluted	32,858	33,532

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2007	2008
Operating activities:
Net loss	$(6,002)	$(3,396)
Non-cash adjustments:
Depreciation and amortization	1,675	1,954
Provisions (recoveries) of uncollectible accounts receivable	(69)	89
Stock-based compensation	1,302	1,266
Changes in operating accounts:
Receivables	15,427	7,447
Prepaid expenses	(584)	(448)
Deferred commissions	(887)	(404)
Accounts payable	(1,133)	1,758
Commissions and bonuses payable	(1,171)	(1,523)
Other accrued liabilities	2,881	534
Deferred revenue	(6,056)	(3,434)
Other	(23)	(173)
Cash provided by operating activities	5,360	3,670

Investing activities:
Net change in investments	1,549	(1,970)
Acquisition of property and equipment	(1,987)	(1,509)
Other	(29)	(13)
Cash used in investing activities	(467)	(3,492)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	643	414
Excess tax benefits of stock options exercised	49	51
Payments on long-term debt	(7)	(11)
Cash provided by financing activities	685	454

Effect of foreign exchange rates on cash and cash equivalents	113	278

Increase in cash and cash equivalents	5,691	910

Cash and cash equivalents at beginning of period	39,208	43,681
Cash and cash equivalents at end of period	$44,899	$44,591

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

Basis of Presentation

The accompanying condensed interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2008, and results of operations and cash flows for the three month periods ended March 31, 2007 and 2008. The interim period results are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an on-going basis. Significant estimates and assumptions made by management include the identification and fair value of individual elements in multiple-element sales arrangements, whether the fees charged for our products and services are fixed or determinable, valuation allowances for trade receivables and deferred income tax assets, and assumptions used in estimating the fair value of stock options granted for stock-based compensation.

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

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short and long-term investments with various domestic and foreign financial institutions. From time to time, the Company’s cash balances with its financial institutions may exceed insurance limits. Short and long-term investments are investment grade, interest-earning securities, and are diversified by type and industry. Our long-term investments consist of approximately $18.2 million par value auction rate securities as further described in Note 7.

The Company’s customers are worldwide with historical sales of approximately 70% to 75% in the United States. No individual customer accounted for more than 10% of the Company’s revenue in 2007 or the first three months of 2008. One customer represented 12% of term receivables at December 31, 2007 and one customer represented 14% of term receivables at March 31, 2008. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2007 and March 31, 2008.

As of December 31, 2007 and March 31, 2008, assets located outside the United States were 14% and 13% of total assets, respectively. The loss from operations outside of the United States totaled $2.5 million and $4.3 million for the three months ended March 31, 2007 and 2008, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended March 31,
	2007	2008

United States	$18,472	$22,357
Europe	5,359	8,066
Asia Pacific	1,871	2,475
	$25,702	$32,898

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

The Company recognizes revenue for subscriptions and licenses when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been made available or delivered to the customer; c) the Company’s fee for providing the software and services is fixed or determinable; and d) collection of the Company’s fee is probable.

 Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. The Company accounts for subscriptions, in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, value is allocated to each deliverable of an arrangement using prices established when the elements are sold stand-alone. Stand-alone sales of subscription agreements are evidenced by subscription renewals and stand-alone sales of professional services are evidenced by rates charged for consulting, education, and development services in stand-alone transactions. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized ratably over the contractual period and professional services are recognized as incurred provided the above criteria have been met.

Under the Company’s subscription contracts, the Company applies EITF 00-21 to its subscriptions as opposed to Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) as the customer does not have the right to take possession of the software without incurring a significant incremental penalty. In accordance with Emerging Issues Task Force Issue No. 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-03”), such arrangements are considered service contracts and are not within the scope of SOP 97-2.

Prior to 2007, the majority of the Company’s revenues were earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, issued by the American Institute of Certified Public Accountants. Licenses generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a “term” license) or perpetually. Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term contracts, the Company treats the software license, hosting and support services as a single element for purposes of allocating revenue. The Company has established vendor specific objective evidence of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the period of the arrangement and revenue for professional services in these arrangements is recognized as performed.

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

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired. If the fee for the license has any payment term that is due in excess of the Company’s normal payment terms (over 90 days), the fee is considered to not be fixed or determinable, and the amount of revenue recognized (a) for perpetual license arrangements, is limited to the amount currently due from the customer, or (b) for term license or subscription arrangements, is limited to the lesser of the amount currently due from the customer or a ratable portion of the total unallocated arrangement fee.

Certain customers have license agreements that provide for usage fees above fixed minimums. Usage of the Company’s software requires additional fees if used by more than a specified number of users or for more than a specified number of interactions. Fixed minimums are recognized as revenue ratably over the term of the arrangement. Usage fees above fixed minimums are recognized as revenue when such amounts are known and billed.

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

(4)  Sales Commissions

Beginning in 2007, in conjunction with the Company’s business model change, sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $2.1 million and $3.2 million for the three months ended March 31, 2007 and 2008, respectively. Deferred commissions were $5.0 million and $5.4 million at December 31, 2007 and March 31, 2008, respectively.

 (5) Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Weighted average common shares outstanding for basic net income (loss) per share	32,858	33,532
Effect of dilutive securities:
Employee stock options	—	—
Weighted average shares outstanding for dilutive net income (loss) per share	32,858	33,532

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2007	2008

Employee stock options	4,263	4,424

(6) Comprehensive Income (Loss)

Comprehensive loss for the comparative periods was as follows (in thousands):

	Three Months Ended March 31,
	2007	2008

Net loss	$(6,002)	$(3,396)
Other comprehensive income (loss):
Unrealized gain on short-term investments	16	196
Unrealized loss on long-term investments	—	(415)
Foreign currency translation adjustments	(68)	(25)
Comprehensive loss	$(6,054)	$(3,640)

(7)  Fair Value

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market funds	$7,745			$7,745
Commercial paper		$6,496		6,496
Corporate notes and bonds		11,376		11,376
U.S. Government agency securities		27,721		27,721
State and Municipal securities		8,639	4,785	13,424
Auction rate preferred stocks			13,025	13,025
	$7,745	$54,232	$17,810	$79,787

As of March 31, 2008, level 3 assets consist of approximately $18.2 million in par value auction rate securities with investment grades of AAA or AA. Auction rate securities are long-term bonds or preferred stocks that act like short-term debt, where interest rates reset in Dutch auctions held daily, weekly or monthly and have historically provided liquidity for these investments. Despite the long-term contractual maturities of the underlying securities, all of these securities were considered available for sale and were available to fund the Company’s current operations as of December 31, 2007. In February and March 2008, uncertainties in the credit markets caused substantially all auctions of the Company’s securities to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the interest rate is reset at a predetermined rate. Given that substantially all of the auctions were unsuccessful in the last two months of the current quarter, we reclassified the investments from short-term to long-term due to illiquidity. Additionally, we recorded a temporary impairment of $415,000 in other comprehensive income due to our inability to liquidate these securities at par. Our determination of fair value was based upon broker statements, assumed risk premiums, and assumed work out periods, using a discounted cash flow model.

The Company’s management believes that the unrealized losses are temporary, and it has the ability and intent to hold the investments until at least substantially all of the cost of the investment is recovered. Additionally, we believe the impairment is temporary due primarily to the credit quality of the underlying securities. Because failed auctions typically result in above-market interest rates, we believe the issuers will re-finance the obligations at more attractive rates in the near future. Additionally, we have been notified of the intention that certain of our auction rate securities will be purchased at par by the issuers beginning in the second quarter of 2008. To date, we have collected all interest payable on all of our auction rate securities when due. If the auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate securities deteriorates, we may be required to realize an impairment charge as “other than temporary.”  While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

(8) Stock-Based Compensation

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

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended March 31,
	2007	2008
Stock-based compensation expense:
Cost of software, hosting and support	$58	$77
Cost of professional services	125	153
Sales and marketing expenses	658	538
Research and development expenses	226	235
General and administrative expenses	235	263
Stock-based compensation expense	$1,302	$1,266

No stock-based compensation expense was capitalized during the three months ended March 31, 2007 or 2008.

Unrecognized compensation expense of outstanding stock options at March 31, 2008 was approximately $15 million, which is expected to be recognized over a weighted average period of 2.9 years.

The estimated weighted average fair value per share of stock options granted in the three months ended March 31, 2007 and 2008 was $7.95 and $5.27, respectively. Assumptions used to obtain the estimated fair values were:

	Three Months Ended March 31,
	2007	2008
Weighted average risk free rate	4.7%	2.6%
Expected term	4.3 yrs	4.6 yrs
Volatility	53%	55%
Dividend yield	0%	0%

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

Volatility: The Company’s estimate of expected volatility is based on a combination of the Company’s historical volatility, and peer-company volatilities. The Company believes the combined data points are more representative of future stock price trends than its historical volatility alone.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the three months ended March 31, 2008 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2007	3,404	3,874	$11.81
Annual reserve addition (1)	1,000	—	—
Granted	(776)	776	10.95
Exercised	—	(116)	3.55
Forfeited, expired, exchanged or canceled (2)	109	(110)	14.97
Balance at March 31, 2008	3,737	4,424	$11.80	$9,614	7.5

Vested or expected to vest at March 31, 2008		4,083	$11.65	$9,453	7.3

Exercisable at March 31, 2008		2,124	$9.57	$8,470	6.0

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

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2008 was $2.1 million and $2.6 million, respectively.

From time to time the Company may grant options to purchase stock to consultants. The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period. There were no stock options granted to non-employees for the three months ended March 31, 2007 or 2008.

(9)  Commitments and Contingencies

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

(10)  Income Taxes

As of December 31, 2007 and March 31, 2008, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in the Consolidated Statements of Operations. The amount of interest and penalties for the three months ended March 31, 2008 was insignificant. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The U.S. jurisdictions subject to examination include Montana, California, New Jersey, Illinois and the foreign jurisdictions subject to examination include the United Kingdom, Germany, Australia, Japan, Canada, and the Netherlands.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, and management’s future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the ability to gain and retain key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the rate at which our present and future customers adopt our existing and future products and services; our ability to expand operations; possible fluctuations in our operating results including our revenue mix and our rate of growth; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities;  fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; interruptions or delays in our hosting operations; breaches of our security measures; our ability to expand, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

We have approximately 1,800 customers worldwide as of March 31, 2008, and our products served more than 463 million customer interactions, or unique sessions hosted by our solutions, during the quarter ended March 31, 2008. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

2007 Business Model Changes

To better align with industry practice, beginning in 2007 we changed our product offerings from software license arrangements to subscription service arrangements ( “subscriptions”). As the industry and business models for “software as a service” or “on demand” have evolved, the standard form of arrangements is service agreements rather than licenses of software that can be hosted. We believe providing offerings in this manner will ultimately increase our market penetration.

Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data via the Internet. Our previous terms of sale provided the customer a software license, and for no additional fee, the customer could choose to have the software hosted by us, by themselves or by someone else. Revenue recognition for service arrangements was not materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement. As a result of this change, the amount of deferred revenue on the balance sheet under subscription arrangements decreased because only the amount currently due from the customer is recorded to accounts receivable and deferred revenue. Conversely, under software license arrangements, the full customer commitment is recorded to receivables and deferred revenue whether or not currently due because we have the contractual right to collect the entire arrangement fee.

Also beginning in 2007, we essentially discontinued selling perpetual software licenses, which represented 21% of our revenue in 2006. Consequently, perpetual software licenses were 2% of revenue in 2007 and less than 1% for the period ending March 31, 2008.

Lastly, our policy for subscription contract acquisition costs, such as sales commissions, is to recognize them in proportion to the revenue recognized under the subscription arrangement.

Sources of Revenue

Our revenue is comprised of fees for software, hosting and support, and fees for professional services. “Recurring revenue,” referred to in this report includes software, hosting and support revenue from term license and subscription agreements.

Software, hosting and support revenue includes fees earned under subscriptions and software license arrangements. Subscription arrangements include a bundled fee to access the software and data through our hosting services, and support services. Subscription revenue is recorded ratably over the length of the agreement. Our hosting services provide remote management and maintenance of our software and customers’ data which is physically located in third party facilities. Customers access “hosted” software and data through a secure Internet connection. Support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis.

License arrangements can be over time (a “term” license) or perpetual. For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement. Perpetual license revenue is generally recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period. Perpetual license revenue ranged from 21% to 25% of our total revenue from 2004 through 2006. Due to the change in our business model noted above, perpetual license revenue decreased from 22% of revenue in the quarter ended March 31, 2006 to 2% of revenue in the quarter ended March 31, 2007 to less than 1% of revenue in the quarter ended March 31, 2008.

Our sales arrangements generally provide customers with the right to use our software up to a maximum number of users or transactions. A number of our arrangements provide for additional fees for usage above the maximum, which are billed and recognized into revenue when determinable and earned.

Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application. Professional services revenue was approximately 22% of total revenue in the past three annual periods ending in December.

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

Cost of Revenue and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of salaries and related expenses (such as employee benefits and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for voice enabled CRM applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, and depreciation for furniture and equipment, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead. For subscription arrangements, we expense the related sales commission in proportion to the revenue recognized. We expense our sales commissions on license arrangements when earned, which is typically at the time the related sale is invoiced to the client. Since the majority of our revenue prior to 2007 was from license arrangements recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of corresponding revenue. We expect significant additional increases in sales and marketing expenses in absolute dollars as we continue to hire additional sales and marketing personnel and increase the level of marketing activities.

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

Revenue Recognition

Beginning in 2007, we changed the nature of our sales arrangements from license arrangements to subscription arrangements (“subscriptions”). For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and, in accordance with EITF 00-03, such arrangements are considered service contracts which are outside the scope of SOP 97-2. Accordingly, we account for sales of subscriptions under

EITF 00-21 and recognize subscription revenue ratably over the length of the agreement in accordance with SAB 104.

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

Our standard payment terms are net 30, although payment within 90 days is considered normal. We periodically provide extended payment terms and we consider any fees due beyond 90 days to not be fixed and determinable. In such cases, judgment is required in determining the appropriate timing of revenue recognition. Changes to our practice of providing extended payment terms or providing concessions following a sale, may result in a material change to the amount of revenue recorded in a given period.

Allowance for doubtful accounts

We regularly assess the collectability of outstanding customer invoices and, in so doing, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates and exceed our related loss allowance.

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

Share-Based Compensation

We have adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123R”) beginning January 1, 2006 utilizing the modified prospective method. This statement requires the cost of share-based payment arrangements to be recorded in the statement of operations. Prior to 2006, the estimated cost of share-based payment arrangements was disclosed in a footnote to the financial statements. Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, our employee stock option exercise forfeitures, and the related income tax effects. Our assumptions are based primarily on our historical information, some of which was developed when we were a private company.

Recently Issued Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this statement for any items that are not already required to be measured at fair value in accordance with U.S. generally accepted accounting procedures.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2009. We do not believe adoption of SFAS 141R will have a material effect on our financial statements.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2007	2008

Revenue:
Software, hosting and support	77%	75%
Professional services	23	25
Total revenue	100	100
Cost of revenue:
Software, hosting and support	17	15
Professional services	20	22
Total cost of revenue	37	37
Gross profit	63	63
Operating expenses:
Sales and marketing	61	51
Research and development	17	14
General and administrative	11	11
Total operating expenses	89	76
Loss from operations	(26)	(13)
Interest and other income (expense), net	3	3
Loss before income taxes	(23)	(10)
Provision for income taxes	—	—
Net loss	(23)%	(10)%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2007	2008

Customer interactions (in millions)	352	463
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	75%	75%
Perpetual licenses	2	—
Professional services	23	25
Revenue by geography in:
United States	72%	67%
Europe	21	25
Asia Pacific	7	8

Quarter Overview

Total revenue for the first quarter of 2008 increased 28% over the first quarter of 2007. Within software, hosting and support, during the first quarter of 2008 recurring revenue increased 27% and perpetual revenue decreased 76% compared to the first quarter of 2007. Recurring revenue increased in the first quarter of 2008 due to growth in the number of customers and higher average revenue per customer. The much lower perpetual license revenue resulted from our business model change in early 2007 in which we essentially eliminated sales of new perpetual licenses.

During the quarter ended March 31, 2008, we increased salaries through our annual merit process effective January 1, 2008, continued to invest in our operations by adding professional service personnel and partners to support our solution offerings, added sales and marketing personnel to focus on new customer acquisition, and  promoted a new Chief Financial Officer and created a new Chief Operating Officer position. These investments increased total expenses in absolute dollars, but represented a 13% decrease as a percentage of revenue during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, and improved our operating loss as a percentage of revenue to 13% during the quarter ended March 31, 2008 compared to 26% during the quarter ended March 31, 2007.

For the quarter ended March 31, 2008, we generated $3.7 million of cash from operations compared to $5.4 million of cash from operations in the quarter ended March 31, 2007. We increased our cash and investment balances to $98.9 million at March 31, 2008 from $82.5 million one year earlier. During the current quarter, we reclassified approximately $18.2 million par value auction rate securities to long-term investments due to liquidity concerns as further described in Note 7.

As of March 31, 2008, we had an accumulated deficit of $60.3 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Three Months Ended March 31, 2008 and 2007

Revenue

	Three Months Ended March 31,
(Amounts in thousands)	2007	2008	Percent Change

Software, hosting and support:
Recurring	$19,225	$24,412	27%
Perpetual	594	144	(76)
Professional services	5,883	8,342	42
Total revenue	$25,702	$32,898	28%

Total revenue for the three months ended March 31, 2008 was $32.9 million, an increase of $7.2 million, or 28%, over total revenue of $25.7 million for the three months ended March 31, 2007.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, for the three months ended March 31, 2008 increased $4.7 million, or 24%, over the three months ended March 31, 2007. Recurring revenue comprised of subscriptions, term licenses, hosting and support, increased 27% over the 2007 quarter primarily due to a 27% increase in the average revenue per customer. We believe our latest product, RightNow 8, appeals to large customers because of its robust performance characteristics, which in turn has driven larger average purchase volumes and higher average selling prices per customer. Average revenue per customer increased as a result of sales of capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 463 million in the quarter ended March 31, 2008 as compared to 352 million in the quarter ended March 31, 2007.

Perpetual license revenue decreased $0.5 million, or 76%, in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, and decreased as a percentage of total revenue to less than 1% in the first quarter of 2008 from 2% in the first quarter of 2007. Beginning January 2007, we virtually eliminated the sale of perpetual arrangements.

Professional services revenue increased $2.5 million, or 42%, in the quarter ended March 31, 2008 over the comparable 2007 quarter, due to improved billable utilizations and increased professional service revenue per customer. In addition, many customers have purchased professional services as part of their plans to upgrade to RightNow 8. Customers generally purchase professional services with initial license or subscription arrangements, and periodically over the life of the contract.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue. Professional services revenue represented 25% and 23% of total revenue in the three months ended March 31, 2008 and 2007, respectively. We expect professional services revenue to range between 20% and 25% of total revenue in the future.

Revenue from European customers grew to represent 25% of total revenue in the quarter ended March 31, 2008 from 21% of total revenue in the quarter ended March 31, 2007, while revenue from Asia Pacific clients increased to represent 8% of total revenue in the quarter ended March 31, 2008 from 7% of total revenue in the quarter ended March 31, 2007. Total revenue outside the United States increased to represent 33% of total revenue in the quarter ended March 31, 2008 from 28% in the quarter ended March 31, 2007, due to our focus of increasing sales penetration in global markets.

Cost of Revenue

	Three Months Ended March 31,
(Amounts in thousands)	2007	2008	Percent Change
Software, hosting and support	$4,394	$5,035	15%
Professional services	5,171	7,285	41
Total cost of revenue	$9,565	$12,320	29%

Total cost of revenue for the quarter ended March 31, 2008 was $12.3 million, an increase of $2.8 million, or 29%, over total cost of revenue of $9.6 million for the quarter ended March 31, 2007.

Cost of software, hosting and support increased $641,000, or 15%, in the first quarter of 2008 over the first quarter of 2007 due to increased voice and non-voice hosting volume, increased depreciation expense, staff additions in our hosting and technical support operations and increased annual salaries. Adding increased bandwidth to assist with voice and non-voice hosting volume increased costs $333,000 in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. Capacity additions to our data centers, which occurred in 2007, combined with development of new language packages, increased depreciation expense in the first quarter of 2008 by $143,000 over the first quarter of 2007. Average employee count in our hosting and technical support operations was 84 during the first quarter of 2008 quarter as compared to 78 during the first quarter of 2007, which increased salaries and related expenses by $58,000. As a percent of the associated revenue, software, hosting and support costs were 21% in the quarter ended March 31, 2008 compared to 22% in the quarter ended March 31, 2007.

Cost of professional services increased $2.1 million, or 41%, in the quarter ended March 31, 2008 over the quarter ended March 31, 2007 due to employee staff additions and annual merit increase in salaries. Average employee count in our professional services organization grew to 153 during the first quarter of 2008 from 139 during the first quarter of 2007, which increased salaries and bonus expenses by $1.0 million. Increased utilization of third-party partners used to assist in the deployment of professional services increased by $512,000. Also, we incurred expense of $304,000 associated with international recruitment and short-term incentive program created for delivery of previously purchased service. As a percent of the associated revenue, professional services costs remained relatively constant at 87% in the quarter ended March 31, 2008 compared to 88% in the quarter ended March 31, 2007. Employee and/or partner training and customer scheduling requirements can cause the cost of professional services to fluctuate as a percentage of revenue. We expect professional services costs to range between 80% and 85% of the associated revenue in 2008.

Operating Expenses

	Three Months Ended March 31,
(Amounts in thousands)	2007	2008	Percent Change

Sales and marketing	$15,727	$16,818	7%
Research and development	4,296	4,486	4
General and administrative	2,860	3,516	23
Total operating expenses	$22,883	$24,820	8%

Sales and Marketing Expenses

Sales and marketing expenses of $16.8 million in the first quarter of 2008 were 7%, or $1.1 million, greater than sales and marketing expenses of $15.7 million in the first quarter of 2007. Sales incentives increased $1.1 million in the first quarter of 2008 due to the 27% increase in recurring revenue compared to the first quarter of 2007. Annual merit salary increases resulted in $472,000 of higher salaries for our sales and marketing professionals, despite average employee count in our sales and marketing organizations remaining relatively constant at 264 during the quarter ended March 31, 2008 compared to 262 in the quarter ended March 31, 2007. These costs were partially offset by a reduction in direct marketing and advertising costs of $403,000 in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

As noted above under “2007 Business Model Changes,” we changed the nature of our sales arrangements from licenses to subscriptions beginning in 2007. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. We deferred $1.6 million of sales incentives earned on subscription sales in the first quarter of 2008, as compared to $1.1 million of deferred sales incentives in the first quarter of 2007. Net sales incentive expense in the quarter ending March 31, 2008 was $3.2 million compared to $2.1 million in the quarter ended March 31, 2007.

Research and Development Expenses

Research and development expenses of $4.5 million in the three months ended March 31, 2008 were $200,000, or 4%, more than research and development expenses of $4.3 million in the three months ended March 31, 2007, primarily due to annual merit salary increases. Average employee count in our research and development organization remained relatively constant at 132 during the first quarter of 2008 compared to 133 during the first quarter of 2007.

General and Administrative Expenses

General and administrative expenses increased $656,000, or 23%, in the first quarter of 2008 over the first quarter of 2007, due to the annual merit salary increases combined with the creation of a new Chief Operating Officer position, increased outside services pertaining to certain information technology investments and legal services. Average employees in our general and administrative organization were 71 during the first quarter of 2008 compared to 69 during the first quarter of 2007, which combined with the creation of the new Chief Operating Officer position increased salaries and related expenses by $233,000. In addition outside services pertaining to certain information technology investments increased general and administrative expenses by $132,000 and legal services increased $129,000.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $1.3 million. For the full year 2008, stock-based compensation expense is expected to be approximately $6.6 million compared to $5.5 million for the full year 2007. The year-over-year increase in stock-based compensation expense results primarily from growth in the fair market value of our stock since our initial public offering in 2004, which in turn drives growth in the estimated fair value of our stock options and the corresponding expense.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in thousands)	2007	2008	Percent Change

Interest income	$886	$924	4%
Interest expense	(2)	(4)	n/m
Other income (expense)	(56)	18	n/m
Total interest and other income (expense), net	$828	$938	13%

Interest income increased 4% in the first quarter of 2008 over the first quarter of 2007 due to growth in our cash and investment balances. Despite the growth in these balances investment yields have declined along with the periodic decreases in the federal funds rate. Our investment portfolio consists primarily of investment-grade government and corporate debt instruments. Other income (expense) consists primarily of gains or losses on asset sales and foreign currency transaction gains or losses.

Provision for Income Taxes

The provision for income taxes of $92,000 in the first quarter of 2008 consists primarily of the state and foreign taxes payable. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, tax credits, federal alternative minimum taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Our effective tax rate in 2008 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Amounts in thousands)	2007	2008	Percent Change
Cash, cash equivalents and short-term investments	$82,477	$81,176	(2)%
Long-term investments	—	17,810	100%
Cash provided by operating activities	5,360	3,670	(32)%

At March 31, 2008, cash, cash equivalents, and short-term investments, totaled $81.2 million. In addition to our cash and short-term investments, other sources of liquidity at March 31, 2008 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $3.7 million of cash during the quarter ended March 31, 2008 compared to $5.4 million in the quarter ended March 31, 2007. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. Operating activities provided $7.4 million from collection of receivables, $2.3 million from an increase in accounts payable and accrued liabilities, and $3.2 million from depreciation, amortization, and stock-based compensation, offset by a $3.4 million reduction in deferred revenue a $1.5 million payment of commissions and bonuses, and $900,000 reduction in prepaid and other current assets. These sources and uses of operating cash flows and the $3.4 million net loss incurred as of March 31, 2008, were the primary factors resulting in the decrease in cash provided by operating activities in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

We have generated cash from operations from increasing sales and the upfront billing of our sales arrangements, which is typically reflected in accounts receivable and deferred revenue. Beginning in 2007, our change to subscriptions from license arrangements requires that we no longer record additions to term receivables, and consequently, we expect term receivables to gradually decline on our balance sheet.

The allowance for uncollectible accounts receivable represented approximately 6% of current accounts and term receivables at March 31, 2008 and 5% at December 31, 2007, respectively. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Investing activities used $3.5 million in the three months ended March 31, 2008, consisting of a $2.0 million purchase of short-term investments, and $1.5 million of capital asset additions, which consisted primarily of equipment acquisitions for our hosting operations and employee growth. Capital asset additions are expected to range between $7 million and $8 million for 2008.

Financing activities provided $456,000 in the quarter ended March 31, 2008, mostly from the exercise of employee stock options under our equity incentive plans and the excess tax benefits associated with stock option deductions.

As of March 31, 2008, level 3 assets consist of approximately $18.2 million in par value auction rate securities with investment grades of AAA or AA. Auction rate securities are long-term bonds or preferred stocks that act like short-term debt, where interest rates reset in Dutch auctions held daily, weekly or monthly and have historically provided liquidity for these investments. Despite the long-term contractual maturities of the underlying securities, all of these securities were considered available for sale and were available to fund the Company’s current operations as of December 31, 2007. In February and March 2008, uncertainties in the credit markets caused substantially all auctions of the Company’s securities to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the interest rate is reset at a predetermined rate. Given that substantially all of the auctions were unsuccessful in the last two months of the current quarter, we reclassified the investments from short-term to long-term due to illiquidity. Additionally, we recorded a temporary impairment of $415,000 in other comprehensive income due to our inability to liquidate these securities at par. Our determination of fair value was based upon broker statements, assumed risk premiums, and assumed work out periods, using a discounted cash flow model.

The Company’s management believes that the unrealized losses are temporary, and it has the ability and intent to hold the investments until at least substantially all of the cost of the investment is recovered. Additionally, we believe the impairment is temporary due primarily to the credit quality of the underlying securities. Because failed auctions typically result in above-market interest rates, we believe the issues will re-finance the obligations at more attractive rates in the near future. Additionally, we have been notified of the intention that certain of our auction rate securities will be purchased at par by the issuers beginning in the second quarter of 2008. To date, we have collected all interest payable on all of our auction rate securities when due. If the auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate securities deteriorates, we may be required to realize an impairment charge as “other than temporary.”  While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations or commitments since December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended March 31, 2007 or March 31, 2008.

Interest Rate Sensitivity

Our investments consist of short-term and long-term interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at March 31, 2008, the fair value of our portfolio would decline by approximately $395,000.

Liquidation and Valuation Risk

Our long-term investments consist of approximately $18.2 million in par value auction rate securities with investment grades of AAA or AA, as of December 31, 2007. Despite the long-term contractual maturities of the auction rate securities, all of these securities are available for sale. In February and March 2008 uncertainties in the credit markets caused substantially all auctions of the Company’s securities to be unsuccessful. As a consequence we recorded a temporary impairment of $415,000 as of March 31, 2008. If auctions continue to be unsuccessful or if credit ratings deteriorate, we may be required to record a permanent impairment charge on these investments. Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the recoverability of our portfolio of auction rate securities.

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

Item 1A. Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We incurred a net loss of $3.4 million in the first quarter of 2008, and as of March 31, 2008, we had an accumulated deficit of $60.3 million. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. In 2007 we changed our business model to substantially eliminate sales of perpetual licenses, which materially and adversely affected our operating margin. Although we improved first quarter operating margins in 2008 compared to each of the quarters in 2007, we may not be able to continue to improve our operating results at the rate that has occurred in the past. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

The market for CRM solutions is highly competitive and fragmented, and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. Increased competition could result in commodization, pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients, and our business, financial condition and results of operations will be seriously harmed.

We face competition from:

• Companies currently providing customer service solutions, some of whom offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, FrontRange Solutions, Inc., Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation, SAP AG, salesforce.com, and Talisma;

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

• the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins changes in our pricing policies or those of our competitors;

• the amount and timing of expenditures related to expanding our operations;

• changes in our assumptions of stock price volatility, employee exercise behaviors, and option of forfeiture rates, or changes in the number of stock options granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

• changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;

• the purchasing and budgeting cycles of our clients changes in the mix of subscription and perpetual licenses sold in a particular quarter, because perpetual license revenue is recorded into revenue upon delivery whereas subscriptions are recorded into revenue ratably over the contractual period; and

• general economic, industry and market conditions.

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

As of March 31, 2008, approximately 90% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 28% and 33% of our revenue for the quarters ended March 31, 2007 and 2008, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

We believe that international sales will continue to represent a significant portion of our revenue for the foreseeable future, and that continued growth will require further expansion of our international operations. A substantial percentage of our international sales are denominated in the local currency. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We have not historically entered into transactions designed to hedge against risks of loss due to foreign currency fluctuations; but if we were to enter into any transactions we cannot guarantee that any such transactions would be effective. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and results of operations.

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

Our software incorporates use of Microsoft’s .NET Framework, and its Smart Client methodology. The .NET Framework is core functionality that Microsoft incorporates into operating systems, while the Smart Client methodology enables development and deployment of software applications using the .NET Framework. We believe that the .NET Framework and Smart Client enable us to provide users with a richer experience and better functionality than would be possible using a pure Web-based application. However, the .NET Framework has not been universally adopted. If software users do not adopt the ..NET Framework or if the .NET Framework is superseded, the potential market for our solutions will be reduced and we may need to develop an alternative architecture.

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

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition, accounting for stock-based compensation, and income tax uncertainties, are complex and involve subjective judgments by management.  Changes to generally accepted accounting principles, their interpretation, or changes in our products or business could significantly change our reported earnings and financial condition and could add significant volatility to those measures.  For example, since our inception in 1997, we have used stock options as a fundamental component of our employee compensation programs.  New accounting requirements that began January 1, 2006 make the use of stock-based compensation much more expensive and introduce additional volatility in our results of operations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in this report for additional information on recently enacted changes to generally accepted accounting principles.

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

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short-term investments and suffer a reduction in our interest or return on investments. Additionally funds associated with auction rate securities may be inaccessible in excess of 12 months, which may result in an other-than-temporary decline in the value of these investments.

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, auction-rate securities, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. To date, we believe that any declines in the market value of our investments have been temporary. There could be future declines in the value of these investments, however, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

At December 31, 2007 and March 31, 2008, we had approximately $18.3 million and $18.2 million, respectively, in par value auction rate securities with investment grades of AAA or AA.  In February and March 2008, uncertainties in the credit market caused substantially all auctions of the auction rate securities we hold to fail.  An auction failure means that the parties wishing to sell securities could not. Given the recent failures in the auctions, we reclassified these investments from short-term to long-term due to illiquidity.  Additionally, we recorded a temporary charge of $415,000 in other comprehensive income due to our inability to liquidate these securities at par.  If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an other-than temporary impairment charge on these investments. If we record an other-than-temporary impairment charge, we will record a loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized.  Determining whether there has been an other-than-temporary impairment of our short-term investments requires significant judgment. With the recent volatility in the capital markets, the funds associated with these investments may not be accessible for in excess of twelve months and there is a risk that we could suffer a loss of principal and suffer a reduction in our interest or return on these and other investments, which could result in a permanent impairment charge and harm our operating results and financial condition.

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

At March 31, 2008, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 23.3% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 27.6% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to control matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

In May 2005, we spent $1 million of the offering proceeds for the acquisition of the assets of Convergent Voice.  In May 2006, we spent $8.7 million of the offering proceeds to acquire Salesnet, Inc. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.  Pending these uses, the net proceeds from the offering are invested in short and long-term, interest-bearing, investment-grade securities.

(c)                                 Not applicable.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

Item 5.         Other Information.

None.

Item 6.  Exhibits

Exhibits

The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
Exhibit 3.2	Amended and Restated Bylaws of the Registrant. (2)
Exhibit 10.31**	Form of Executive Officer Offer Letter and Schedule of Material Differences thereto for Jeff Davison and Susan Carstensen (3)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.
(3)	Incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 30, 2008.
**	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 9, 2008

RightNow Technologies, Inc.

(Registrant)

By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Vice President and,
Treasurer
(Principal Financial and Accounting Officer)