Form 10-Q
period 2008-06-30
RIGHTNOW TECHNOLOGIES INC
filed 2008-08-08
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                    Accelerated filer  ☒

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 31, 2008 was 33,611,759

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2008

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December	June 30,
	31, 2007	2008
Assets
Cash and cash equivalents	$43,681	$52,781
Short-term investments	52,644	41,540
Accounts receivable	29,480	26,722
Term receivables, current	13,069	8,814
Allowance for doubtful accounts	(1,918)	(2,177)
Receivables, net	40,631	33,359
Deferred commissions	3,336	3,970
Prepaid and other current assets	2,643	3,112
Total current assets	142,935	134,762

Long-term investments	—	11,925
Property and equipment, net	10,856	10,798
Term receivables, non-current	9,859	5,728
Intangible assets, net	7,996	7,206
Deferred commissions, non-current	1,680	2,305
Other	460	514
Total Assets	$173,786	$173,238

Liabilities and Stockholders’ Equity
Accounts payable	$4,386	$5,982
Commissions and bonuses payable	5,044	4,279
Other accrued liabilities	11,404	11,937
Current portion of long-term debt	43	44
Current portion of deferred revenue	76,995	76,693
Total current liabilities	97,872	98,935

Long-term debt, less current portion	68	45
Deferred revenue, net of current portion	37,665	39,289

Stockholders’ equity:
Common stock	33	34
Additional paid-in capital	95,377	99,187
Accumulated other comprehensive loss	(292)	(787)
Accumulated deficit	(56,937)	(63,465)
Total stockholders’ equity	38,181	34,969
Total Liabilities and Stockholders’ Equity	$173,786	$173,238

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue:
Software, hosting and support	$20,693	$25,573	$40,512	$50,129
Professional services	5,772	9,648	11,655	17,990
Total revenue	26,465	35,221	52,167	68,119

Cost of revenue:
Software, hosting and support	4,565	5,043	8,959	10,078
Professional services	5,036	7,810	10,207	15,095
Total cost of revenue	9,601	12,853	19,166	25,173

Gross profit	16,864	22,368	33,001	42,946

Operating expenses:
Sales and marketing	15,788	17,627	31,515	34,445
Research and development	4,343	4,507	8,639	8,993
General and administrative	3,178	3,890	6,038	7,406
Total operating expenses	23,309	26,024	46,192	50,844

Loss from operations	(6,445)	(3,656)	(13,191)	(7,898)

Interest and other income, net	885	519	1,713	1,457

Loss before income taxes	(5,560)	(3,137)	(11,478)	(6,441)
(Provision) benefit for income taxes	(181)	5	(265)	(87)
Net loss	$(5,741)	$(3,132)	$(11,743)	$(6,528)

Net loss per share:
Basic	$(0.17)	$(0.09)	$(0.36)	$(0.19)
Diluted	$(0.17)	$(0.09)	$(0.36)	$(0.19)

Shares used in the computation:
Basic	32,983	33,582	32,921	33,557
Diluted	32,983	33,582	32,921	33,557

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2007	2008
Operating activities:
Net loss	$(11,743)	$(6,528)
Non-cash adjustments:
Depreciation and amortization	3,555	3,886
Provisions (recoveries) of uncollectible accounts receivable	(56)	115
Stock-based compensation	3,293	3,163
Loss on disposal of fixed assets	—	24
Changes in operating accounts:
Receivables	23,651	11,509
Prepaid expenses	(983)	(443)
Deferred commissions	(2,100)	(1,213)
Accounts payable	(1,193)	1,584
Commissions and bonuses payable	(1,172)	(781)
Other accrued liabilities	3,751	451
Deferred revenue	(6,870)	567
Other	(10)	(90)
Cash provided by operating activities	10,123	12,244

Investing activities:
Net change in investments	(13,784)	(1,222)
Acquisition of property and equipment	(3,338)	(3,033)
Other	(61)	(27)
Cash used in investing activities	(17,183)	(4,282)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	1,179	648
Excess tax benefits of stock options exercised	209	—
Payments on long-term debt	(15)	(22)
Cash provided by financing activities	1,373	626

Effect of foreign exchange rates on cash and cash equivalents	321	512

Increase (decrease) in cash and cash equivalents	(5,366)	9,100

Cash and cash equivalents at beginning of period	39,208	43,681
Cash and cash equivalents at end of period	$33,842	$52,781

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2008, and results of operations for the three and six month periods ended June 30, 2007 and 2008, and cash flows for the six month period ended June 30, 2007 and 2008.  The interim period results are not necessarily indicative of the results to be expected for the full year.

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

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short and long-term investments with various domestic and foreign financial institutions. From time to time, the Company’s cash balances with its financial institutions may exceed deposit insurance limits. Short and long-term investments are investment grade, interest-earning securities, and are diversified by type and industry.  Our long-term investments consist of approximately $12.4 million par value auction rate securities as further described in Note 7.

The Company’s customers are worldwide with historical sales of approximately 70% to 75% in the United States, 20% to 25% in Europe and 5% to 8% in Asia Pacific.  No individual customer accounted for more than 10% of the Company’s revenue in 2007 or the three and six months ended June 30, 2008.  One customer represented 12% of term receivables at December 31, 2007 and the same one customer represented 16% of term receivables at June 30, 2008.  No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2007 and June 30, 2008.

As of December 31, 2007 and June 30, 2008, assets located outside the United States were 14% and 16% of total assets, respectively.   The loss from operations outside of the United States totaled $6.1 million and $8.5 million for the six months ended June 30, 2007 and 2008, respectively.  Revenue by geographical region follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

United States	$18,908	$23,384	$37,380	$45,741
Europe	5,321	8,876	10,680	16,942
Asia Pacific	2,236	2,961	4,107	5,436
	$26,465	$35,221	$52,167	$68,119

(3) Revenue Recognition

The Company earns its revenues from the delivery of software, hosting, and support services, and from the delivery of professional services. Software, hosting and support services are sold under subscription arrangements and license arrangements. In 2007, the Company essentially discontinued sales of perpetual licenses. Hosting and support services involve the remote management of software, technical assistance, and unspecified product upgrades and enhancements on a when and if available basis. Professional services include consulting, training and development services.

The Company recognizes revenue for subscriptions and licenses when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been made available or delivered to the customer; c) the Company’s fee for providing the software and services is fixed or determinable; and d) collection of the Company’s fee is probable.

Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. The Company accounts for subscriptions in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, value is allocated to each deliverable of an arrangement using prices established when the elements are sold stand-alone. Stand-alone sales are evidenced by subscription renewals and  by rates charged for consulting, education, and development services in stand-alone transactions. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized ratably over the contractual period and professional services are recognized as incurred provided the above criteria have been met.

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

Prior to 2007, the majority of the Company’s revenues were earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, issued by the American Institute of Certified Public Accountants. Licenses generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a “term” license) or perpetually. Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term contracts, the Company treats the software license, hosting and support services as a single element (“term license bundle”) for purposes of allocating revenue. The Company has established vendor specific objective evidence of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the period of the arrangement and revenue for professional services in these arrangements is recognized as performed.

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

(4)  Sales Commissions

Beginning in 2007, in conjunction with the Company’s business model change, sales commissions paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized.  Sales incentives paid for licenses are expensed when earned, which is typically at the time the related sale is invoiced.  Sales incentive expense was $2.6 million and $3.8 million for the three months ended June 30, 2007 and 2008, respectively.  Sales incentive expense was $4.7 million and $7.0 million for the six months ended June 30, 2007 and 2008, respectively.  Deferred commissions were $5.0 million and $6.3 million at December 31, 2007 and June 30, 2008, respectively.

(5) Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Weighted average common shares outstanding for basic net loss per share	32,983	33,582	32,921	33,557
Effect of dilutive securities:
Employee stock options	—	—	—	—
Weighted average shares outstanding for dilutive net loss per share	32,983	33,582	32,921	33,557

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Employee stock options	4,272	4,584	4,272	4,584

(6) Comprehensive Loss

Comprehensive loss for the comparative periods was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net loss	$(5,741)	$(3,132)	$(11,743)	$(6,528)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	(13)	(172)	3	25
Unrealized loss on long-term investments	—	(10)	—	(425)
Foreign currency translation adjustments	(110)	(71)	(175)	(95)
Comprehensive loss	$(5,864)	$(3,385)	$(11,915)	$(7,023)

(7)  Fair Value

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market funds	$13,423			$13,423
Commercial paper		$1,100		1,100
Corporate notes and bonds		8,341		8,341
U.S. Government agency securities		37,175		37,175
State and Municipal securities		8,567	4,725	13,292
Auction rate preferred stocks			7,200	7,200
	$13,423	$55,183	$11,925	$80,531

The following table illustrates the activity of “level 3” assets from March 31, 2008 to June 30, 2008 (in thousands):

June 30, 2008
Fair value	$17,810
Unrealized Losses	(10)
Redemptions	(5,875)
Fair value	$11,925

As of June 30, 2008, assets characterized as “level 3” for fair value purposes consist of approximately $12.4 million in par value auction rate state and municipal securities and auction rate preferred stocks with investment grades of AAA or AA.  The auction rate state and municipal securities are comprised of federally insured student loan bonds, and the auction rate preferred securities are comprised of preferred shares of closed end mutual funds. Auction rate securities are long-term bonds or preferred stocks that act like short-term debt, where interest rates reset in Dutch auctions held daily, weekly or monthly and have historically provided liquidity for these investments.  Despite the long-term contractual maturities of the underlying securities, all of these securities were considered available for sale and were available to fund the Company’s current operations as of December 31, 2007.  Since February 2008, uncertainties in the credit markets caused substantially all auctions of these  securities held by the Company to be unsuccessful.  An unsuccessful auction is an event when there are fewer securities bid for than are available for sale.  Upon an unsuccessful auction, the interest rate is reset at a predetermined rate.  Given that substantially all of the auctions have been unsuccessful since February, the Company reclassified the investments from short-term to long-term, and recorded a temporary impairment valuation adjustment of approximately $425,000 in accumulated other comprehensive loss.  Our determination of fair value was based upon broker statements, assumed risk premiums, and assumed work out periods, using a discounted cash flow model.

The Company’s management believes that the unrealized losses are temporary, and it has the ability and intent to hold the investments until at least substantially all of the cost of the investment is recovered. The Company believes the impairment is temporary due primarily to the credit quality of the underlying securities. Additionally, $5.85 million of the auction rate securities held by the Company were redeemed at par by the issuers in the second quarter of 2008. To date, the Companyhas collected all interest payments on all of the auction rate securities held by it when due.  If the auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate securities deteriorates, the Company may be required to realize an impairment charge as “other than temporary.”  While the recent auction failures will limit the Company’s ability to liquidate these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, or other business requirements.  The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of its portfolio of auction rate securities.

(8) Stock-Based Compensation

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

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation expense:	2007	2008	2007	2008
Cost of software, hosting and support	$79	$79	$137	$156
Cost of professional services	149	165	274	318
Sales and marketing expenses	731	595	1,389	1,133
Research and development expenses	289	242	515	477
General and administrative expenses	743	816	978	1,079
Stock-based compensation expense	$1,991	$1897	$3,293	$3,163

No stock-based compensation expense was capitalized during the six months ended June 30, 2007 or 2008.

Unrecognized compensation expense of outstanding stock options at June 30, 2008 was approximately $14 million, which is expected to be recognized over a weighted average period of 2.8 years.

Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Fair value per share	$6.43	$5.98	$7.46	$5.46
Risk free rate	4.9%	3.0%	4.8%	2.67%
Expected term	3.6 yrs	4.1 yrs	4.1 yrs	4.5 yrs
Volatility	51%	54%	53%	55%
Dividend yield	0%	0%	0%	0%

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

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the six months ended June 30, 2008 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2007	3,404	3,874	$11.81
Annual reserve addition (1)	1,000	—	—
Granted	(1,053)	1,053	11.57
Exercised	—	(142)	3.75
Forfeited, expired, exchanged or canceled (2)	200	(201)	14.60
Balance at June 30, 2008	3,551	4,584	$11.89	$13,466	7.4

Vested or expected to vest at June 30, 2008		4,265	$11.76	$13,045	7.3

Exercisable at June 30, 2008		2,341	$10.02	$10,755	6.0

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

 The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2008 was $2.8 million and $3.5 million, respectively.

From time to time the Company may grant options to purchase stock to consultants.  The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.  There were no stock options granted to non-employees for the six months ended June 30, 2007 or 2008.

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

The Company has entered into service level agreements with a number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their license agreements in the event that the Company fails to meet those levels.  To date, the Company has not provided any material credits, or cancelled any agreements related to these service level agreements.

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

(10)              Income Taxes

As of December 31, 2007 and June 30, 2008, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Consolidated Statements of Operations.  The amount of interest and penalties for the three and six months ended June 30, 2008 was insignificant.  Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The U.S. jurisdictions subject to examination include Montana, California, New Jersey, Illinois and the foreign jurisdictions subject to examination include the United Kingdom, Germany, Australia, Japan, Canada, and the Netherlands.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.

Cautionary Statement

        All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, and management’s future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the ability to gain and retain key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the rate at which our present and future customers adopt our existing and future products and services; our ability to expand operations; possible fluctuations in our operating results including our revenue mix and our rate of growth; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities;  fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; interruptions or delays in our hosting operations; breaches of our security measures; our ability to hire, retain and motivate our employees and manage our growth; general economic conditions; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Part II, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

We released our initial version of RightNow Service ™ in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone and proactive outbound email communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing ™, RightNow Sales ™, and RightNow Feedback ™ which automate aspects of marketing campaigns, sales operations, and customer monitoring.  In February 2007, we released RightNow 8, our newest enterprise-class solution for service, sales and marketing.  To date, approximately 80% to 90% of our revenue has been generated by the RightNow Service suite.

We have approximately 1,900 customers worldwide as of June 30, 2008, and our products served more than 477 and 939 million customer interactions, or unique sessions hosted by our solutions, during the three and six months ended June 30, 2008, respectively.  We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

2007 Business Model Changes

To better align with industry practice, beginning in 2007 we changed our product offerings from software license arrangements to subscription service arrangements.  As the industry and business models for “software as a service” or “on demand” have evolved, the standard form of arrangements is subscription service arrangements that can be hosted rather than licenses of software.  We believe providing offerings in this manner will ultimately increase our market penetration.

Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data via the Internet.  Our previous terms of sale provided the customer a software license, and for no additional fee, the customer could choose to have the software hosted by us, by themselves or by someone else. Revenue recognition for our subscription service arrangements is not materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement. As a result of this change, the amount of deferred revenue on the balance sheet under subscription arrangements decreased because only the amount currently due from the customer is recorded to accounts receivable and deferred revenue. Conversely, under software license arrangements, the full customer commitment is recorded to receivables and deferred revenue whether or not currently due because we have the contractual right to collect the entire arrangement fee.

Also beginning in 2007, we essentially discontinued selling perpetual software licenses, which represented 21% of our revenue in 2006.  Consequently, perpetual software licenses were 2% of revenue in 2007 and less than 1% for the three and six months ended June 30, 2008.

Our policy for subscription contract acquisition costs, such as sales commissions, is to recognize them in proportion to the revenue recognized under the subscription arrangement.  Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced.

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

License arrangements can be over time (a “term” license) or perpetual. For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement. Perpetual license revenue is generally recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period. Perpetual license revenue ranged from 21% to 25% of our total revenue from 2004 through 2006. Due to the change in our business model noted above, perpetual license revenue decreased from 21% of revenue in the quarter ended June 30, 2006 to 1% of revenue in the quarter ended June 30, 2007 to less than 1% of revenue in the quarter ended June 30, 2008.

Our sales arrangements generally provide customers with the right to use our software up to a maximum number of users or transactions. A number of our arrangements provide for additional fees for usage above the maximum, which are billed and recognized into revenue when determinable and earned.

Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application. Professional services revenue was approximately 22% of total revenue in each of the past three years ended December 31, 2007. Professional services revenue increased from 22% of total revenue in the quarter ended June 30, 2007 to 27% of total revenue in the quarter ended June 30, 2008.

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

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead. For subscription arrangements, we expense the related sales commission in proportion to the revenue recognized.  We expense our sales commissions on license and professional service arrangements when earned, which is typically at the time the related sale is invoiced to the client.  Since the majority of our revenue prior to 2007 was from license arrangements recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of corresponding revenue. We also expect significant additional increases in sales and marketing expenses in absolute dollars as we continue to hire additional sales and marketing personnel and increase the level of marketing activities.

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

General and Administrative Expenses.  General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional fees and insurance costs related to the growth of our business and operations.

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

Our standard payment terms are net 30, although payment within 90 days is considered normal. We periodically provide extended payment terms and we consider any fees due beyond 90 days to not be fixed or determinable.  In such cases, judgment is required in determining the appropriate timing of revenue recognition. Changes to our practice of providing extended payment terms or providing concessions following a sale, may result in a material change to the amount of revenue recorded in a given period.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) and it did not have a significant impact on our financial position or results of operations. FIN 48 requires judgment when evaluating tax positions. Our judgment includes, but is not limited to, an evaluation of our material positions taken on tax provisions and tax return filings.  The ultimate resolution of tax issues may result in a significant change to our recorded tax assets and liabilities.

Share-Based Compensation

Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123R”) requires the cost of share-based payment arrangements to be recorded in the statement of operations.  Prior to 2006, the estimated cost of share-based payment arrangements was disclosed in a footnote to the financial statements.  Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, our employee stock option exercise forfeitures, and the related income tax effects.  Our assumptions are based primarily on our historical information, some of which was developed when we were a private company.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for us beginning in the first quarter of 2009. We do not believe adoption of SFAS 141R will have a material effect on our financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for us beginning in the first quarter of 2009. We do not believe adoption of SFAS 160 will have a material effect on our financial statements.

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS 162 will become effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not believe adoption of SFAS 160 will have a material effect on our financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Revenue:
Software, hosting and support	78%	73%	78%	74%
Professional services	22	27	22	26
Total revenue	100	100	100	100
Cost of revenue:
Software, hosting and support	17	14	17	15
Professional services	19	22	20	22
Total cost of revenue	36	36	37	37
Gross profit	64	64	63	63
Operating expenses:
Sales and marketing	60	50	60	51
Research and development	16	13	17	13
General and administrative	12	11	11	11
Total operating expenses	88	74	88	75
Loss from operations	(24)	(10)	(25)	(12)
Interest and other income, net	3	1	3	2
Loss before income taxes	(21)	(9)	(22)	(10)
(Provision) benefit for income taxes	(1)	(-)	(1)	(-)
Net loss	(22)%	(9)%	(23)%	(10)%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Customer interactions (in millions)	332	477	684	939
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	77%	73%	76%	74%
Perpetual licenses	1	—	2	—
Professional services	22	27	22	26
Revenue by geography in:
United States	72%	67%	72%	67%
Europe	20	25	20	25
Asia Pacific	8	8	8	8

Quarter Overview

Total revenue for the second quarter of 2008 increased 33% over the second quarter of 2007.  Within software, hosting and support, during the second quarter of 2008 recurring revenue increased 25% and perpetual revenue decreased 68% compared to the second quarter of 2007.  Recurring revenue increased in the second quarter of 2008 due to higher average revenue per customer and growth in the number of customers. Additionally, these factors also contributed to the increase in the European geographical revenue.  The much lower perpetual license revenue resulted from our business model change in early 2007 in which we essentially eliminated sales of new perpetual licenses.

During the quarter ended June 30, 2008, we continued to invest in our operations by adding professional service personnel and partners to support our solution offerings, added sales and marketing personnel to focus on new customer acquisition, and added capacity to our hosting, and technical support organizations to broaden and enhance our solution offerings.   These investments increased total expenses in absolute dollars, but decreased as a percentage of revenue during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. Consequently, our operating loss as a percentage of revenue improved to (10)% during the quarter ended June 30, 2008 compared to (24)% during the quarter ended June 30, 2007.

For the quarter ended June 30, 2008, we generated $8.6 million of cash from operations compared to $4.8 million of cash from operations in the quarter ended June 30, 2007.  We increased our cash and investment balances to $106.2 million at June 30, 2008 from $86.8 million one year earlier.

As of June 30, 2008, we had an accumulated deficit of $63.5 million.  This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Three and Six Months Ended June 30, 2008 and 2007

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Software, hosting and support:
Recurring	$20,341	$25,459	25%	$39,566	$49,871	26%
Perpetual	352	114	(68)	946	258	(73)
Professional services	5,772	9,648	67	11,655	17,990	54
Total revenue	$26,465	$35,221	33%	$52,167	$68,119	31%

Total revenue for the three months ended June 30, 2008 was $35.2 million, an increase of $8.7 million, or 33%, over total revenue of $26.5 million for the three months ended June 30, 2007.  Total revenue for the six months ended June 30, 2008 was $68.1 million, an increase of $16.0 million, or 31%, over total revenue of $52.2 million for the six months ended June 30, 2007.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, for the three months ended June 30, 2008 increased $4.9 million, or 24%, over the three months ended June 30, 2007.  For the six months ended June 30, 2008, software, hosting and support revenue increased $9.6 million, or 24%, from the comparable 2007 period.  Recurring revenue, comprised of subscriptions, term licenses, hosting and support, for the three and six month periods ended June 30, 2008 increased 25% and 26% over the comparable 2007 three and six month periods, respectively,  primarily due to a 22% increase in the average revenue per customer.  We believe our latest product, RightNow 8, appeals to large customers because of its robust performance characteristics, which in turn has driven larger average purchase volumes and higher average selling prices per customer.  Average revenue per customer increased as a result of sales of capacity additions, contract renewals and new products.  Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 477 million in the quarter ended June 30, 2008 as compared to 332 million in the quarter ended June 30, 2007.

Perpetual license revenue decreased $0.2 million, or 68%, in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007, and decreased as a percentage of total revenue to less than 1% in the second quarter of 2008 from 1% in the second quarter of 2007. For the six months ended June 30, 2008, perpetual license revenue decreased $688,000, or 73%, from the comparable 2007 period.  Beginning January 2007, we substantially eliminated the sale of perpetual arrangements.

Professional services revenue increased $3.9 million, or 67%, in the quarter ended June 30, 2008 over the comparable 2007 quarter, due to improved billable utilizations, capacity growth, and an improvement in working through backlog.  Consequently, we have increased professional service revenue per customer.  In addition, many customers have purchased professional services as part of their plans to automate call-centers while upgrading to RightNow 8.  Professional services revenue for the six months ended June 30, 2008 increased $6.3 million, or 54%, over the six months ended June 30, 2007.  Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue.  Professional services revenue represented 27% and 22% of total revenue in the three months ended June 30, 2008 and 2007, respectively.

Revenue from European customers grew to represent 25% of total revenue in the quarter ended June 30, 2008 from 20% of total revenue in the quarter ended June 30, 2007, while revenue from Asia Pacific clients represented 8% of total revenue in each of the quarters ended June 30, 2008 and June 30, 2007.  Total revenue outside the United States increased to represent 33% of revenue from 28% for the comparative three month and six month periods ended June 30, 2008 and 2007, due to our focus of increasing sales penetration in global markets.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Software, hosting and support	$4,565	$5,043	10%	$8,959	$10,078	12%
Professional services	5,036	7,810	55	10,207	15,095	48
Total cost of revenue	9,601	12,853	34%	$19,166	$25,173	31%

Total cost of revenue for the quarter ended June 30, 2008 was $12.9 million, an increase of $3.3 million, or 34%, over total cost of revenue of $9.6 million for the quarter ended June 30, 2007. Total cost of revenue for the six months ended June 30, 2008 was $25.2 million, or 31% over total cost of revenue of $19.2 million for the six months ended June 30, 2007.

Cost of software, hosting and support increased $0.5 million, or 10%, in the second quarter of 2008 over the second quarter of 2007 due to increased voice and non-voice hosting volume, increased depreciation expense, and staff additions in our hosting and technical support operations.  For the six months ended June 30, 2008, cost of software, hosting and support increased $1.1 million, or 12%, from the comparable 2007 period.  Adding increased capacity to assist with voice and non-voice hosting volume increased third-party hosting costs $133,000 in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.  Depreciation from capacity additions to our data centers, which occurred during 2007, combined with development of new language packages, increased depreciation expense in the second quarter of 2008 by $80,000 over the second quarter of 2007.  Average employee count in our hosting and technical support operations was 88 during the second quarter of 2008 as compared to 80 during the second quarter of 2007, which increased salaries and related expenses by $77,000 during the second quarter of 2008.  As a percent of the associated revenue, software, hosting and support costs were 20% in both the three months and six months ended June 30, 2008 as compared to 22% in both the three and six months ended June 30, 2007.

Cost of professional services increased $2.8 million, or 55%, in the quarter ended June 30, 2008 over the quarter ended June 30, 2007 due primarily to employee staff additions, increased utilization of third-party partners, and higher travel and meals expenses.  For the six months ended June 30, 2008, cost of professional services increased $4.9 million, or 48%, from the comparable 2007 period.  Average employee count in our professional services organization grew to 168 during the second quarter of 2008 from 138 during the second quarter of 2007, which increased salaries and bonus expenses by $1.2 million during the second quarter of 2008.  Increased utilization of third-party partners used to assist in the deployment of professional services increased by $936,000 during the second quarter of 2008.  Travel and meal expenses associated with professional service deployments increased by $248,000 during the second quarter of 2008.  As a percent of the associated revenue, professional services costs decreased to  81% and 84% in the three and six months ended June 30, 2008, respectively, from 87% and 88% in the three and six months ended June 30, 2007, respectively.  Employee and/or partner training and customer scheduling requirements can cause the cost of professional services to fluctuate as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Sales and marketing	$15,788	$17,627	12%	31,515	$34,445	9%
Research and development	4,343	4,507	4	8,639	8,993	4
General and administrative	3,178	3,890	22	6,038	7,406	23
Total operating expenses	$23,309	$26,024	12%	$46,192	$50,844	10%

Sales and Marketing Expenses

Sales and marketing expenses were $17.6 million in the second quarter of 2008 an increase of $1.8 million, or 12% over sales and marketing expenses of $15.8 million in the second quarter of 2007.  Sales incentives increased $1.2 million in the second quarter of 2008 due primarily to the 25% increase in recurring revenue compared to the second quarter of 2007.  Average employee count in our sales and marketing organization grew to 275 during the second quarter of 2008 from 265 during the second quarter of 2007, which increased salaries and related expense by $833,000 during the second quarter of 2008.  These costs were partially offset by a planned reduction in direct marketing and advertising costs of $303,000 in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.

Sales and marketing expenses were $34.4 million for the six months ended June 30, 2008, an increase of $2.9 million, or 9%, over sales and marketing expenses of $31.5 million for the six months ended June 30, 2007, primarily due to $2.3 million of sales incentive increase due to the 26% increase in recurring revenue for the six months ended June 30, 2008.  Additionally, employee growth increased salaries and related expenses by $1.0 million that were partially offset by a reduction in direct marketing and advertising costs of $440,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

As noted above under “2007 Business Model Changes,” we changed the nature of our sales arrangements from licenses to subscriptions beginning in 2007.  Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing.  Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized.  We deferred $2.1 million of sales commissions earned on subscription sales in the second quarter of 2008, as compared to $1.0 million of deferred sales commissions in the second quarter of 2007.  Net sales incentive expense in the quarter ended June 30, 2008 was $3.8 million compared to $2.6 million in the quarter ended June 30, 2007.  Net sales incentive expense for the six months ended June 30, 2008 was $7.0 million as compared to $4.7 million in the six months ended June 30, 2007.

Research and Development Expenses

Research and development expenses were $4.5 million in the three months ended June 30, 2008, an increase of $0.2 million, or 4%, over research and development expenses of $4.3 million in the three months ended June 30, 2007, primarily due to annual salary increases.  Average employee count in our research and development organization remained relatively constant at 140 during the second quarter of 2008 compared to 138 during the second quarter of 2007. Research and development expenses for the six months ended June 30, 2008 were $354,000, or 4%, over the comparable 2007 period primarily due to the annual salary increases.

General and Administrative Expenses

General and administrative expenses were $3.9 million in the second quarter of 2008 an increase of $0.7 million, or 22% over general and administrative expenses of $3.2 million in the second quarter of 2007, which was mostly due to staff additions. Average employees in our general and administrative organization were 76 during the second quarter of 2008 compared to 69 during the second quarter of 2007. General and administrative expenses for the six months ended June 30, 2008 were $7.4 million, or 23% over the comparable 2007 period primarily due to employee growth, which increased salaries and related expense by $677,000 during the second quarter of 2008.  In addition charitable contributions and other expenses increased $285,000 and legal and other third-party service expenses increased $176,000 during the second quarter of 2008.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three months ended June 30, 2008 was $1.9 million as compared to $2.0 million in the three months ended June 30, 2007. Stock-based compensation was $3.2 million for the six months ended June 30, 2008 as compared to $3.3 million for the six months ended June 30, 2007.  Stock-based compensation increased for the three and six months ended June 30, 2008 over June 30, 2007, primarily due to an increase of stock option grants.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Interest income	$918	$729	(21)%	$1,803	$1,653	(8)%
Interest expense	(2)	(2)	n/m	(3)	(6)	n/m
Other income (expense)	(31)	(208)	n/m	(87)	(190)	n/m
Total interest and other income (expense), net	$885	$519	(41)%	$1,713	$1,457	(15)%

Interest income decreased 21% in the second quarter of 2008 from the second quarter of 2007 due to declining investment yields driven by the periodic decreases in the federal funds rate. For the six months ended June 30, 2008, interest income decreased $.3 million, or 15%, from the comparable 2007 period.  Our investment portfolio consists primarily of investment-grade government, corporate debt instruments, and auction-rate securities.  Other income (expense) consists primarily of losses on the remeasurement of non-monetary liabilities denominated in non-functional currencies.

Provision for Income Taxes

The provision for income taxes of $87,000 in the six months ended June 30, 2008, consists primarily of state minimum taxes and foreign taxes withheld.  Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, foreign rate differentials, and non-deductible meal and entertainment expenses.Our effective tax rate in 2008 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Cash, cash equivalents and short-term investments	$86,753	$94,321	9%	$86,753	$94,321	9%
Long-term investments	—	11,925	100%	—	11,925	100%
Cash provided by operating activities	4,763	8,574	80%	10,123	12,244	21

At June 30, 2008, cash, cash equivalents, and short-term investments totaled $94.3 million.  In addition to our cash and short-term investments, other sources of liquidity at June 30,

2008 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $8.6 million and $12.2 million of cash during the three and six months ended June 30, 2008, respectively, as compared to $4.8 and $10.1 million during the three and six months ended June 30, 2007.  Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns.  The collections of receivables and growth in deferred revenue were the primary drivers in the growth in cash provided by operating activities during the quarter ended June 30, 2008.

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

The allowance for uncollectible accounts receivable represented approximately 6% of current accounts and term receivables at June 30, 2008 and 5% at December 31, 2007, respectively.  We regularly assess the adequacy of the allowance for doubtful accounts.  Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Investing activities used $0.8 million and $4.3 million in the quarter and six months ended June 30, 2008, respectively. Second quarter 2008 investing activities consisted of net sales of short-term investments of $748,000 and $1.5 million of purchased capital expenditures. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth.

Financing activities provided $0.2 and $0.6 million in the three and six months ended June 30, 2008, respectively, and relates to employee purchases of RightNow stock under our equity incentive plans.

As of June 30, 2008, we held approximately $12.4 million in par value auction rate securities with investment grades of AAA or AA.  The auction rate state and municipal securities are comprised of federally insured student loan bonds, and the auction ate preferred securities are comprised of preferred shares of closed end mutual funds. Auction rate securities are long-term bonds or preferred stocks that act like short-term debt, where interest rates reset in Dutch auctions held daily, weekly or monthly which have historically provided liquidity for these investments.  Despite the long-term contractual maturities of the underlying securities, all of these securities were considered available for sale and were available to fund the Company’s current operations as of December 31, 2007.  Since February 2008, uncertainties in the credit markets caused substantially all auctions of these securities held by us to be unsuccessful.  An unsuccessful auction is an event when there are fewer securities bid for than are available for sale.  Upon an unsuccessful auction, the interest rate is reset at a predetermined rate.  Given that substantially all of the auctions were unsuccessful since February, we reclassified the investments from short-term to long-term investments, and recorded a temporary impairment on these securities of approximately $425,000 in accumulated other comprehensive loss.  Our determination of fair value was based upon broker statements, assumed risk premiums, and assumed work out periods, using a discounted cash flow model.

Our management believes that the unrealized losses are temporary, and  we have the ability and intent to hold the investments until at least substantially all of the cost of the investment is recovered. We believe the impairment is temporary due primarily to the credit quality of the underlying securities. Because failed auctions typically result in above-market interest rates, we believe the issuers will refinance the obligations at more attractive rates in the near future.  Additionally, $5.85 million our auction rate securities held by us were redeemed at par by the issuers in the second quarter of 2008.    To date, we have collected all interest payable on all of the auction rate securities held by us when due.  If the auction rate securities continue to experience unsuccessful auctions, or if the credit rating of the auction rate securities deteriorates, we may be required to realize an impairment charge as “other than temporary” in our statement of operations.  While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.    We will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations or commitments since December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended June 30, 2007 or June 30, 2008.

Interest Rate Sensitivity

Our investments consist of short-term and long-term interest-bearing securities, which are subject to credit and interest rate risk.  Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk.  We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets.  We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity.  If market interest rates were to increase by 100 basis points from the level at June 30, 2008, the fair value of our portfolio would decline by approximately $379,000.

Liquidation and Valuation Risk

Our long-term investments consist of approximately $12.4 million in par value auction rate securities with investment grades of AAA or AA, as of June 30, 2008. Despite the long-term contractual maturities of the auction rate securities, all of these securities are considered available for sale. Since February 2008 uncertainties in the credit markets caused substantially all auctions of these  securities held by us to be unsuccessful. As a result, we recorded a temporary impairment on these securities of approximately $425,000 as of June 30, 2008.  If auctions continue to be unsuccessful, or if credit ratings deteriorate, we may be required to record a permanent impairment charge on these investments. Based on our expected operating cash flows, and other sources and uses of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to execute our current business plan. We will continue to monitor the state of the credit markets and its potential impact, if any, on the recoverability of our portfolio of auction rate securities.

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

We incurred a net loss of $6.5 million in the first half of 2008, and as of June 30, 2008, we had an accumulated deficit of $63.5 million. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. In 2007, we changed our business model to substantially eliminate sales of perpetual licenses, which materially and adversely affected our operating margin. Although we improved second quarter operating margins in 2008 compared to each of the quarters in 2007, we may not be able to continue to improve our operating results at the rate that has occurred in the past. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

We face competition from:

• Companies currently providing customer service solutions, some of whom offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation, SAP AG, salesforce.com, and Talisma;

• CRM systems that are developed and maintained internally by businesses;

• CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

• outsourced contact center providers who bundle solutions and agent labor in their service offerings;

• new companies who may enter CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others; and

•voice system integrators and voice-enabled IVR technology providers, such as Apptera, Intervoice, Microsoft, TuVox, Voxify, and Unveil Technologies.

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

•   changes in credit market conditions associated with auction rate securities, which could permanently impair the recoverability of these investments; and

•   general economic, industry and market conditions.

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

As of June 30, 2008, approximately 90% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

International sales comprised 28% and 33% of our revenue for the quarters ended June 30, 2007 and 2008, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest or in our return on investments. Additionally funds associated with auction rate securities may be inaccessible in excess of 12 months, which may result in an other-than-temporary decline in the value of these investments.

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Prior to March 3, 2008 our investment policy had allowed us to invest cash in auction-rate securities. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. To date, we believe that any declines in the market value of our investments have been temporary. There could be future declines in the value of these investments, however, which we may determine to be other-than-temporary. If we record an other-than-temporary impairment charge, we will record a loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity, and financial condition.

At December 31, 2007 and June 30, 2008, we had approximately $18.3 million and $12.4 million, respectively, in par value auction rate securities with investment grades of AAA or AA. Recent uncertainties in the credit market caused substantially all auctions of the auction rate securities we hold to fail. An auction failure means that the parties wishing to sell securities could not. Given the recent failures in the auctions, we reclassified these investments from short-term investments to long-term investments on the balance sheet due to illiquidity. Additionally, we have recorded a temporary impairment charge of approximately $425,000 in other comprehensive income due to our inability to liquidate these securities at par. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an other-than temporary impairment charge on these investments. Determining whether there has been an other-than-temporary impairment of our short-term investments requires significant judgment. With the recent volatility in the capital markets, the funds associated with these investments may not be accessible for in excess of twelve months and there is a risk that we could suffer a loss of principal and suffer a reduction in our interest or in our return on these and other investments, which could result in a permanent impairment charge and harm our operating results and financial condition.

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

Our clients consist of large and small companies in nearly all industry sectors and geographies. Potential new clients or existing clients could defer purchases of our products because of unfavorable macroeconomic conditions, which have recently deteriorated significantly in many industry sectors and geographies. These unfavorable macroeconomic conditions may include rising interest rates, fluctuations in currency exchange rates, industry or national economic downturns, industry purchasing patterns, and other factors.   Our ability to grow revenues may be adversely affected by unfavorable economic conditions.

The significant control over stockholder voting matters and our office leases that may be exercised by our founder and Chief Executive Officer will limit your ability to influence corporate actions and may require us to find alternative office space to lease or buy in the future.

At June 30, 2008, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25.0% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 27.8% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to control matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

 (c)          Purchases of Equity Securities.

                Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

                                                Our 2008 annual meeting of stockholders was held on June 6, 2008. The following proposals were approved as follows:

1.               To elect one director to serve for a three-year term ending at the 2011 annual meeting of stockholders or until his successor is elected and qualified or until his earlier resignation and removal:

Director Candidate	For	Withheld
William J. Lansing	32,045,937	69,463

The following are the other directors whose terms of office as directors continued after the 2008 annual meeting of stockholders: Messrs. Allen, Avis, Gianforte and Kendra and Ms. Taylor.

2.               To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2008:

For	32,048,483
Against	35,324
Abstain	31,593

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

Dated: August 8, 2008

RightNow Technologies, Inc.
(Registrant)

By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Vice President and,
Treasurer
(Principal Financial and Accounting Officer)