Form 10-Q
period 2008-09-30
RIGHTNOW TECHNOLOGIES INC
filed 2008-11-07
CIK 1111247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October  31, 2008 was 33,504,041

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2008

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2007	September 30, 2008
Assets
Cash and cash equivalents	$43,681	$51,145
Short-term investments	52,644	46,444
Accounts receivable	29,480	27,820
Term receivables, current	13,069	6,875
Allowance for doubtful accounts	(1,918)	(2,148)
Receivables, net	40,631	32,547
Deferred commissions	3,336	4,493
Prepaid and other current assets	2,643	3,004
Total current assets	142,935	137,633

Long-term investments	—	4,612
Property and equipment, net	10,856	10,377
Term receivables, non-current	9,859	4,420
Intangible assets, net	7,996	6,803
Deferred commissions, non-current	1,680	2,557
Other	460	908
Total Assets	$173,786	$167,310

Liabilities and Stockholders’ Equity
Accounts payable	$4,386	$5,329
Commissions and bonuses payable	5,044	4,351
Other accrued liabilities	11,404	12,076
Current portion of long-term debt	43	45
Current portion of deferred revenue	76,995	72,008
Total current liabilities	97,872	93,809

Long-term debt, less current portion	68	34
Deferred revenue, net of current portion	37,665	37,201

Stockholders’ equity:
Common stock	33	34
Additional paid-in capital	95,377	101,337
Accumulated other comprehensive loss	(292)	(193)
Accumulated deficit	(56,937)	(64,912)
Total stockholders’ equity	38,181	36,266
Total Liabilities and Stockholders’ Equity	$173,786	$167,310

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue:
Software, hosting and support	$22,366	$25,956	$62,878	$76,085
Professional services	6,880	10,281	18,535	28,271
Total revenue	29,246	36,237	81,413	104,356

Cost of revenue:
Software, hosting and support	4,604	5,305	13,563	15,383
Professional services	5,667	8,133	15,874	23,228
Total cost of revenue	10,271	13,438	29,437	38,611

Gross profit	18,975	22,799	51,976	65,745

Operating expenses:
Sales and marketing	16,516	16,889	48,031	51,334
Research and development	4,308	4,671	12,947	13,664
General and administrative	2,680	3,215	8,718	10,621
Total operating expenses	23,504	24,775	69,696	75,619

Loss from operations	(4,529)	(1,976)	(17,720)	(9,874)

Interest and other income, net	1,004	552	2,717	2,009

Loss before income taxes	(3,525)	(1,424)	(15,003)	(7,865)
Provision for income taxes	(59)	(23)	(324)	(110)
Net loss	$(3,584)	$(1,447)	$(15,327)	$(7,975)

Net loss per share:
Basic	$(0.11)	$(0.04)	$(0.46)	$(0.24)
Diluted	$(0.11)	$(0.04)	$(0.46)	$(0.24)

Shares used in the computation:
Basic	33,094	33,640	32,979	33,585
Diluted	33,094	33,640	32,979	33,585

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2007	2008
Operating activities:
Net loss	$(15,327)	$(7,975)
Non-cash adjustments:
Depreciation and amortization	5,424	5,866
Provision for losses on accounts receivable	345	179
Stock-based compensation	4,501	4,695
Changes in operating accounts:
Receivables	30,584	12,652
Prepaid expenses	(999)	(654)
Deferred commissions	(2,887)	(2,170)
Accounts payable	(192)	1,061
Commissions and bonuses payable	(1,219)	(615)
Other accrued liabilities	2,839	1,016
Deferred revenue	(9,013)	(2,999)
Other	(140)	(142)
Cash provided by operating activities	13,916	10,914

Investing activities:
Net change in investments	(17,696)	996
Acquisition of property and equipment	(4,764)	(4,344)
Other	(60)	(25)
Cash used in investing activities	(22,520)	(3,373)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	1,688	1,266
Excess tax benefits of stock options exercised	228	—
Payments on long-term debt	(25)	(33)
Cash provided by financing activities	1,891	1,233

Effect of foreign exchange rates on cash and cash equivalents	614	(1,310)

Increase (decrease) in cash and cash equivalents	(6,099)	7,464

Cash and cash equivalents at beginning of period	39,208	43,681
Cash and cash equivalents at end of period	$33,109	$51,145

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at September 30, 2008, and results of operations for the three and nine month periods ended September 30, 2007 and 2008, and cash flows for the nine month period ended September 30, 2007 and 2008. This includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an on-going basis. Significant estimates and assumptions made by management include the identification and fair value of individual elements in multiple-element sales arrangements, whether the fees charged for our products and services are fixed or determinable, valuation allowances for trade receivables and deferred income tax assets, and assumptions used in estimating the fair value of stock options granted for stock-based compensation.

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

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short and long-term investments with various domestic and foreign financial institutions. From time to time, the Company’s cash balances with its financial institutions may exceed deposit insurance limits. Short and long-term investments are investment grade, interest-earning securities, and are diversified by type and industry. A portion of short and the entire long-term investments consist of approximately $12.1 million par value auction rate securities as further described in Note 7.

The Company’s customers are worldwide with historical sales of approximately 70% to 75% in the United States, 20% to 25% in Europe and 5% to 8% in Asia Pacific. No individual customer accounted for more than 10% of the Company’s revenue in 2007 or the three and nine months ended September 30, 2008. One customer represented 12% of term receivables at December 31, 2007 and the same one customer represented 19% of term receivables at September 30, 2008. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2007 and September 30, 2008.

As of December 31, 2007 and September 30, 2008, assets located outside the United States were 14% and 13% of total assets, respectively. The loss from operations outside of the United States totaled $8.6 million and $1.1 million for the nine months ended September 30, 2007 and 2008, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

United States	$20,687	$25,187	$58,067	$70,928
Europe	5,958	8,082	16,638	25,024
Asia Pacific	2,601	2,968	6,708	8,404
	$29,246	$36,237	$81,413	$104,356

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

Under the Company’s subscription contracts, the Company applies EITF 00-21 as opposed to Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) as the customer does not have the right to take possession of the software without incurring a significant incremental penalty. In accordance with Emerging Issues Task Force Issue No. 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-03”), such arrangements are considered service contracts and are not within the scope of SOP 97-2.

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

(4)  Sales Commissions

Beginning in 2007, in conjunction with the Company’s business model change, sales commissions paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $2.8 million for the three months ended September 30, 2007 and 2008, respectively.  The Company recorded a $260,000 deferred sales commission adjustment that resulted in a decrease in commission expense for the three months ended September 30, 2008. The adjustment should have been recorded during the quarters ended March 31, 2008 and June 30, 2008 and does not impact the results of operations for the nine months ended September 30, 2008. The Company believes the amount to be immaterial to both the current quarter and previous two quarters.  Sales incentive expense was $7.0 million and $9.8 million for the nine months ended September 30, 2007 and 2008, respectively. Deferred commissions were $5.0 million and $7.1 million at December 31, 2007 and September 30, 2008, respectively.

(5) Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Weighted average common shares outstanding for basic net loss per share	33,094	33,640	32,979	33,585
Effect of dilutive securities:
Employee stock options	—	—	—	—
Weighted average shares outstanding for dilutive net loss per share	33,094	33,640	32,979	33,585

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Employee stock options	4,002	4,559	4,002	4,559

(6) Comprehensive Loss

Comprehensive loss for the comparative periods was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net loss	$(3,584)	$(1,447)	$(15,327)	$(7,975)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	57	(227)	60	(201)
Unrealized gain (loss) on long-term investments	—	35	—	(390)
Foreign currency translation adjustments	(101)	785	(279)	690
Comprehensive loss	$(3,628)	$(854)	$(15,546)	$(7,877)

(7)  Fair Value

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of

SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market funds	$15,146			$15,146
Commercial paper		$11,971		$11,971
Corporate notes and bonds		9,113		$9,113
U.S. Government agency securities		26,225		$26,225
State and Municipal securities		6,730	4,612	$11,342
Auction rate preferred stocks			7,100	$7,100
	$15,146	$54,039	$11,712	$80,897

Note: The Company has $21,304 of cash as of September 30, 2008, which was not classified as a Level as prescribed within SFAS 157.

The following table illustrates the activity of “level 3” assets from June 30, 2008 to September 30, 2008 (in thousands):

Fair Value at June 30, 2008	$11,925
Unrealized Loss adjustment	35
Redemptions	(248)
Fair Value at September 30, 2008	$11,712

As of September 30, 2008, assets characterized as “level 3” for fair value purposes consist of approximately $12.1 million in par value auction rate state and municipal securities and auction rate preferred stocks with investment grades of AAA or AA. The auction rate state and municipal securities are comprised of federally insured student loan bonds, and the auction rate preferred securities are comprised of preferred shares of closed end mutual funds.

Auction rate securities are long-term bonds or preferred stocks that act like short-term debt, where interest rates reset in Dutch auctions held daily, weekly, or monthly and have historically provided liquidity for these investments. Despite the long-term contractual maturities of the underlying securities, all of these securities were considered available for sale and were available to fund the Company’s current operations as of December 31, 2007. Since February 2008, uncertainties in the credit markets caused substantially all auctions of these securities held by the Company to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the interest rate is reset at a predetermined rate. Given that substantially all of the auctions have been unsuccessful since February 2008, the Company reclassified the investments from short-term to long-term, and recorded a temporary impairment valuation adjustment of approximately $390,000 in accumulated other comprehensive loss at September 30, 2008. Our determination of fair value was based upon broker statements, assumed risk premiums, and assumed work out periods, using a discounted cash flow model.

The Company’s management believes that the unrealized losses are temporary, and it has the ability and intent to hold the investments until substantially all of the cost of the investment is recovered. The Company believes the impairment is temporary due primarily to the following:

•                  The credit quality of the underlying securities.

•                  $5.85 million and $248,000 of the auction rate securities held by the Company were redeemed at par by the issuers in the second quarter and third quarter of 2008, respectively.

•                  During the third quarter of 2008, the Company was notified by its brokers that its auction rate securities will be redeemed at par. The notification indicates that $7.1 million of auction rate preferred stocks are scheduled to be redeemed at par in the fourth quarter of 2008. Due to the notification of redemption these auction rate preferred stocks were reclassified from long-term to short-term as of September 30, 2008. The remaining redemption schedule is expected to span from June 30, 2010 to July 2, 2012.

To date, the Company has collected all interest payments on all of the auction rate securities when due.  If the auction rate securities continue to experience unsuccessful auctions, if the credit rating of the auction rate securities deteriorates, or if the brokerage houses declare redemption default, the Company may be required to realize an impairment charge as “other than temporary.”  While the recent auction failures will limit the Company’s ability to liquidate the remainder of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of its portfolio of auction rate securities.

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

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Stock-based compensation expense:
Cost of software, hosting and support	$84	$87	$221	$243
Cost of professional services	217	158	491	476
Sales and marketing expenses	542	738	1,931	1,871
Research and development expenses	166	252	681	729
General and administrative expenses	199	297	1,177	1,376
Stock-based compensation expense	$1,208	$1,532	$4,501	$4,695

No stock-based compensation expense was capitalized during the three or nine months ended September 30, 2007 or 2008.

Unrecognized compensation expense of outstanding stock options at September 30, 2008 was approximately $13.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Fair value per share	$6.22	$6.57	$7.33	$5.62
Risk free rate	4.3%	2.78%	4.7%	2.69%
Expected term	4.5 yrs	4.3 yrs	4.1 yrs	4.5 yrs
Volatility	51%	54%	53%	55%
Dividend yield	0%	0%	0%	0%

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

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the nine months ended September 30, 2008 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2007	3,404	3,874	$11.81
Annual reserve addition (1)	1,000
Granted	(1,234)	1,234	11.97
Exercised	—	(203)	5.66
Forfeited, expired, exchanged or canceled (2)	343	(345)	14.49
Balance at September 30, 2008	3,513	4,559	$11.93	$10,680	7.14

Vested or expected to vest at September 30, 2008		4,272	$11.82	$10,473	7.01

Exercisable at September 30, 2008		2,535	$10.40	$9,309	5.87

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

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2008 was $5.0 million and $1.6 million, respectively.

From time to time, the Company may grant options to purchase stock to consultants.  The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging

Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.  There were no stock options granted to non-employees for the nine months ended September 30, 2007 or 2008.

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

(10)              Income Taxes

As of December 31, 2007 and September 30, 2008, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Consolidated Statements of Operations.  The amount of interest and penalties for the three and nine months ended September 30, 2008 was insignificant.  Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions that remain subject to examination include the U.S., Montana, California, New Jersey, Illinois, United Kingdom, Germany, Australia, Japan, Canada, and the Netherlands.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.

Cautionary Statement

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, and management’s future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, our business model; our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the ability to gain and retain key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the rate at which our present and future customers adopt our existing and future products and services; our ability to expand or contract operations; possible fluctuations in our operating results including our revenue mix and our rate of growth; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities; any unanticipated ambiguities in fair value accounting standards; fluctuations in foreign currency exchange; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; the amount and timing of any stock repurchases under our stock repurchase program; interruptions or delays in our hosting operations; breaches of our security measures; our ability to hire, retain and motivate our employees and manage our growth; general economic conditions; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Part II, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

We released our initial version of RightNow Service ™ in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone and proactive outbound email communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing ™, RightNow Sales ™ and RightNow Feedback ™ which automate aspects of marketing campaigns, sales operations, and customer monitoring.  In February 2007, we released RightNow 8, our newest enterprise-class solution for service, sales and marketing.  To date, approximately 80% to 90% of our revenue has been generated by the RightNow Service suite.

We have approximately 1,900 customers worldwide as of September 30, 2008, and our products served more than 576 and 1,516 million customer interactions, or unique sessions hosted by our solutions, during the three and nine months ended September 30, 2008, respectively.  We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

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

Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data via the Internet.  Our previous terms of sale provided the customer a software license, and, for no additional fee, the customer could choose to have the software hosted by us, by themselves or by someone else. Revenue recognition for our subscription service arrangements is not materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement. As a result of this change, the amount of deferred revenue on the balance sheet under subscription arrangements decreased because only the amount currently due from the customer is recorded to accounts receivable and deferred revenue. Conversely, under software license arrangements, the full customer commitment is recorded to receivables and deferred revenue whether or not currently due because we have the contractual right to collect the entire arrangement fee.

Also beginning in 2007, we essentially discontinued selling perpetual software licenses, which had represented 21% of our revenue in 2006.  Consequently, perpetual software licenses were 2% of revenue in 2007 and less than 1% for the three and nine months ended September 30, 2008.

Our policy for subscription contract acquisition costs, such as sales commissions, is to recognize them in proportion to the revenue recognized under the subscription arrangement.  Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced.

Sources of Revenue

Our revenue is comprised of fees for software, hosting and support, and fees for professional services.  “Recurring revenue” referred to in this report includes software, hosting and support revenue from term license and subscription agreements.

Software, hosting and support revenue includes fees earned under subscriptions and software license arrangements. Subscription arrangements include a bundled fee to access the software and data through our hosting services, and support services. Subscription revenue is recorded ratably over the length of the agreement. Our hosting services provide remote management and maintenance of our software and customers’ data which is physically located in third party facilities. Customers’ access “hosted” software and data through a secure Internet connection. Support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis.

License arrangements can be over time (a “term” license) or perpetual. For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement. Perpetual license revenue is generally recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period. Perpetual license revenue ranged from 21% to 25% of our total revenue from 2004 through 2006. Due to the change in our business model noted above, perpetual license revenue decreased from 22% of revenue in the quarter ended September 30, 2006 to 2% of revenue in the quarter ended September  30, 2007 to less than 1% of revenue in the quarter ended September 30, 2008.

Our sales arrangements generally provide customers with the right to use our software up to a maximum number of users or transactions. A number of our arrangements provide for additional fees for usage above the maximum, which are billed and recognized into revenue when determinable and earned.

Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application. Professional services revenue was approximately 22% of total revenue in each of the past three years ended December 31, 2007.  Professional services revenue increased from 23% of total revenue in the three and nine months ended September 30, 2007 to 28% and 27% of total revenue in the three and nine months ended September 30, 2008, respectively.

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

Allowance for doubtful accounts

We regularly assess the collectability of outstanding customer invoices and we maintain an allowance for estimated losses resulting from the non-collection of customer receivables.  In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay.  Actual customer collections could differ from our estimates and exceed our related loss allowance.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Revenue:
Software, hosting and support	77%	72%	77%	73%
Professional services	23	28	23	27
Total revenue	100	100	100	100
Cost of revenue:
Software, hosting and support	16	15	17	15
Professional services	19	22	19	22
Total cost of revenue	35	37	36	37
Gross profit	65	63	64	63
Operating expenses:
Sales and marketing	56	47	59	49
Research and development	15	13	16	13
General and administrative	9	9	11	10
Total operating expenses	80	69	86	72
Loss from operations	(15)	(6)	(22)	(9)
Interest and other income, net	3	2	3	2
Loss before income taxes	(12)	(4)	(19)	(7)
(Provision) benefit for income taxes	—	—	—	—
Net loss	(12)%	(4)%	(19)%	(7)%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Customer interactions (in millions)	347	576	1,031	1,516
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	75%	72%	75%	73%
Perpetual licenses	2	—	2	—
Professional services	23	28	23	27
Revenue by geography in:
United States	71%	70%	72%	68%
Europe	20	22	20	24
Asia Pacific	9	8	8	8

Quarter Overview

Total revenue for the third quarter of 2008 increased 24% over the third quarter of 2007.  Within software, hosting and support, during the third quarter of 2008 recurring revenue increased 19% and perpetual revenue decreased 93% compared to the third quarter of 2007.  Recurring revenue increased in the third quarter of 2008 due to higher average revenue per customer and growth in the number of customers.  The much lower perpetual license revenue resulted from our business model change in early 2007 in which we essentially eliminated sales of new perpetual licenses.  Professional services revenue increased 49% over the third quarter of 2007, due to capacity growth and improved billable utilizations.

During the quarter ended September 30, 2008, we continued to invest in our operations by adding professional service personnel and partners to support our solution offerings, and added capacity to our hosting, and technical support organizations to broaden and enhance our solution offerings.  Additionally, we recorded severance within sales and marketing due to the termination of the former General Manager of the Americas, and other personnel.   These investments and severance costs increased total expenses in absolute dollars, but decreased as a percentage of revenue during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. Consequently, our operating loss as a percentage of revenue improved to (6) % during the quarter ended September 30, 2008 compared to (15)% during the quarter ended September 30, 2007.

During the quarter ended September 30, 2008, and particularly in September 2008, the dollar strengthened significantly compared to the Euro, British pound, Australian dollar and Japanese yen.  The impact in the current quarter negatively impacted revenue by approximately $500,000 and deferred revenue by approximately $3.2 million.

For the quarter ended September 30, 2008, we used $1.3 million of cash from operations compared to generating $3.8 million of cash from operations in the quarter ended September 30, 2007.  Our cash and investment balances increased to $102.2 million at September 30, 2008 from $89.9 million one year earlier.

On October 20, 2008, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $15.0 million over the next two years.  The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission.  . Any shares repurchased will be retired.  As of September 30, 2008, we had not repurchased any common stock under this program because it did not exist as of such date.  There can be no assurance as to the amount or frequency of repurchase we may make under this program.

As of September 30, 2008, we had an accumulated deficit of $64.9 million.  This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Three and Nine Months Ended September 30, 2008 and 2007

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Software, hosting and support:
Recurring	$21,813	$25,917	19%	$61,379	$75,788	23%
Perpetual	553	39	(93)	1,499	297	(80)
Professional services	6,880	10,281	49	18,535	28,271	53
Total revenue	$29,246	$36,237	24%	$81,413	$104,356	28%

Total revenue for the three months ended September 30, 2008 was $36.2 million, an increase of $7.0 million, or 24%, over total revenue of $29.2 million for the three months ended September 30, 2007.  Total revenue for the nine months ended September 30, 2008 was $104.4 million, an increase of $23.0 million, or 28%, over total revenue of $81.4 million for the nine months ended September 30, 2007.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, for the three months ended September 30, 2008 increased $3.6 million, or 16%, over the three months ended September 30, 2007.  For the nine months ended September 30, 2008, software, hosting and support revenue increased $13.2 million, or 21%, over the comparable 2007 period.  Recurring revenue, comprised of subscriptions, term licenses, hosting and support, for the three and nine month periods ended September 30, 2008 increased 19% and 23% over the comparable 2007 three and nine month periods, respectively, primarily due to expansion within the current install base, and new customer acquisitions over the comparable period.  We believe our latest product, RightNow 8, appeals to large customers because of its robust performance characteristics, which in turn has driven larger average purchase volumes and higher average selling prices per customer.  Average revenue per customer increased as a result of sales of capacity additions, contract renewals and new products.  Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 576 million in the quarter ended September 30, 2008 as compared to 347 million in the quarter ended September 30, 2007.

Perpetual license revenue decreased $0.5 million, or 93%, in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, and decreased as a percentage of total revenue to less than 1% in the third quarter of 2008 from 2% in the third quarter of 2007. For the nine months ended September 30, 2008, perpetual license revenue decreased $1.2, or 80%, over the comparable 2007 period.  Beginning January 2007, we substantially eliminated the sale of new perpetual arrangements.

Professional services revenue increased $3.4 million, or 49%, in the quarter ended September 30, 2008 over the comparable 2007 quarter, due to capacity growth and improved billable utilizations.  Consequently, we have increased professional service revenue per customer.  In addition, many customers have purchased professional services as part of their plans to automate call-centers while upgrading to RightNow 8.  Professional services revenue for the nine months ended September 30, 2008 increased $9.7 million, or 53%, over the nine months ended September 30, 2007.  Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue.  Professional services revenue represented 28% and 23% of total revenue in the three months ended September 30, 2008 and 2007, respectively.

Revenue from European customers grew to represent 22% of total revenue in the quarter ended September 30, 2008 from 20% of total revenue in the quarter ended September 30, 2007, while revenue from Asia Pacific clients represented 8% of total revenue in the quarter ended September 30, 2008 compared to 9% of total revenue in the quarter ended September 30, 2007.  Total revenue outside the United States increased to represent 30% and 32% of revenue in the three and nine months ended September 30, 2008, respectively, as compared to 29% for the comparative three month and nine month periods ended September 30, 2007, due to our focus of increasing sales penetration in global markets.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Software, hosting and support	$4,604	$5,305	15%	$13,563	$15,383	13%
Professional services	5,667	8,133	44	15,874	23,228	46
Total cost of revenue	10,271	13,438	31%	$29,437	$38,611	31%

Total cost of revenue for the quarter ended September 30, 2008 was $13.4 million, an increase of $3.2 million, or 31%, over total cost of revenue of $10.3 million for the quarter ended September 30, 2007. Total cost of revenue for the nine months ended September 30, 2008 was $38.6 million, or 31% over total cost of revenue of $29.4 million for the nine months ended September 30, 2007.

Cost of software, hosting and support increased $0.7 million, or 15%, in the third quarter of 2008 over the third quarter of 2007 due to increased voice and non-voice hosting volume, and staff additions in our hosting and technical support operations.  For the nine months ended September 30, 2008, cost of software, hosting and support increased $1.8 million, or 13%, over the comparable 2007 period.  Adding increased capacity to assist with voice and non-voice hosting volume increased third-party hosting costs $255,000 in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.    Average employee count in our hosting and technical support operations was 96 during the third quarter of 2008 as compared to 82 during the third quarter of 2007, which increased salaries and related expenses (i.e. salaries, bonuses, and stock-based compensation) by $183,000 and increased common expense allocation (i.e. payroll taxes, benefits, office rent, supplies and other overhead expenses) by $50,000 during the third quarter of 2008.  As a percent of the associated revenue, software, hosting and support costs were 20% in both the three months and nine months ended September 30, 2008 as compared to 21% and 22% of associated revenue in the three months and nine months ended September 30, 2007, respectively.

Cost of professional services increased $2.5 million, or 44%, in the quarter ended September 30, 2008 over the quarter ended September 30, 2007 due primarily to employee staff additions, increased utilization of third-party partners, and higher travel and meals expenses.  For the nine months ended September 30, 2008, cost of professional services increased $7.4 million, or 46%, over the comparable 2007 period.  Average employee count in our professional services organization grew to 180 during the third quarter of 2008 from 143 during the third quarter of 2007, which increased salaries and related expenses by $1.2 million and increased common expense allocation by $393,000 during the third quarter of 2008.  Increased utilization of third-party partners used to assist in the deployment of professional services increased by $839,000 during the third quarter of 2008.  Travel and meal expenses associated with professional service deployments increased by $121,000 during the third quarter of 2008.  As a percent of the associated revenue, professional services costs were 79% and 82% in the three and nine months ended September 30, 2008, respectively, as compared to 82% and 86% in the three and nine months ended September 30, 2007, respectively.  Customer scheduling requirements and  employee training can cause fluctuation in professional service costs as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Sales and marketing	$16,516	$16,889	2%	$48,031	$51,334	7%
Research and development	4,308	4,671	8	12,947	13,664	6
General and administrative	2,680	3,215	20	8,718	10,621	22
Total operating expenses	$23,504	$24,775	5%	$69,696	$75,619	8%

Sales and Marketing Expenses

Sales and marketing expenses were $16.9 million in the third quarter of 2008, an increase of $0.4 million, or 2%, over sales and marketing expenses of $16.5 million in the third quarter of 2007.  Average employee count in our sales and marketing organization grew to 277 during the third quarter of 2008 from 268 during the third quarter of 2007, and severance associated with the former General Manager of the Americas, and other personnel increased salaries and related expense by $781,000 during the third quarter of 2008.    Additionally, we had increased expense of $301,000 associated with sales award programs, foreign employee related costs and general recruiting efforts.

Sales incentives remained relatively constant in the third quarter of 2008, representing an increase of $62,000 primarily due to higher sales in 2008 over 2007 offset by a deferred sales commission adjustment of $260,000 in the current quarter for amounts that should have been recorded during the quarter(s) ended March 31, 2008 and June 30, 2008. The adjustment does not and does not impact the results of operation for the nine months ended September 30, 2008.  These costs were partially offset by timing of the Company’s annual Users Conference, which will occur in the fourth quarter of 2008. The 2007 Users Conference occurred in the third quarter of 2007. Additionally, there was a planned reduction in direct marketing and advertising costs. The difference in timing of the Users Conference and planned reduction in direct marketing and advertising decreased costs $758,000 in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2008.

Sales and marketing expenses were $51.3 million for the nine months ended September 30, 2008, an increase of $3.3 million, or 7%, over sales and marketing expenses of $48 million for the nine months ended September 30, 2007, primarily due to $2.4 million of sales incentive increase associated with a 23% increase in recurring revenue for the nine months ended September 30, 2008.  Employee growth increased salaries and related expenses by $1.5 million and increased common expense allocation by $781,000, which was partially offset by a reduction in direct marketing and advertising costs of $1.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

As noted above under “2007 Business Model Changes,” we changed the nature of our sales arrangements from licenses to subscriptions beginning in 2007.  Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing.  Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized.    Net sales incentive expense was $2.8 million in both the quarter ended September 30, 2008 and 2007. Net sales incentive expense for the nine months ended September 30, 2008 was $9.8 million as compared to $7.0 million in the nine months ended September 30, 2007.

Research and Development Expenses

Research and development expenses were $4.7 million in the three months ended September 30, 2008, an increase of $0.4 million, or 8%, over research and development expenses of $4.3 million in the three months ended September 30, 2007, primarily due to annual salary increases and growth in headcount.  Average employee count in our research and development organization was 146 during the third quarter of 2008 compared to 133 during the third quarter of 2007. Research and development expenses for the nine months ended September 30, 2008 were $13.7 million, or 6%, over the comparable 2007 period primarily due to the annual salary increases and headcount growth.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 20%, in the third quarter of 2008 over the third quarter of 2007 mostly due to staff additions.  Average employees in our general and administrative organization were 79 during the third quarter of 2008 compared to 69 during the third quarter of 2007.  The growth in headcount attributed to an increase of $383,000 of personnel related expenses, which include salaries, bonuses and stock-based compensation.    General and administrative expenses for the nine months ended September 30, 2008 were $10.6 million, or 22%, over the comparable 2007 period primarily due to employee growth, which increased salaries and related expense by $1.1 million during the nine months ended September 30, 2008.  In addition charitable contributions and other expenses increased $316,000 and legal and other third-party service expenses increased $200,000 during the nine months ended September 30, 2008.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three months ended September 30, 2008 was $1.5 million as compared to $1.2 million in the three months ended September 30, 2007.  Stock-based compensation was $4.7 million for the nine months ended September 30, 2008 as compared to $4.5 million for the nine months ended September 30, 2007.  Stock-based compensation increased for the three and nine months ended September 30, 2008 over the comparable September 30, 2007 periods, primarily due to an increase of stock option grants.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Interest income	$1,055	$714	(32)%	$2,859	$2,366	(17)%
Interest expense	(2)	(3)	n/m	(5)	(8)	n/m
Other income (expense)	(49)	(159)	n/m	(137)	(349)	n/m
Total interest and other income (expense), net	$1,004	$552	(45)%	$2,717	$2,009	(26)%

Interest income decreased 32% in the third quarter of 2008 from the third quarter of 2007 due to declining investment yields driven by the periodic decreases in the federal funds rate. For the nine months ended September 30, 2008, interest income decreased $0.5 million, or 17%, from the comparable 2007 period.  Our investment portfolio consists primarily of investment-grade government, corporate debt instruments, and auction-rate securities.  Other income (expense) consists primarily of losses on the remeasurement of non-monetary liabilities denominated in non-functional currencies.

Provision for Income Taxes

The provision for income taxes of $110,000 in the nine months ended September 30, 2008, consists primarily of state minimum taxes and foreign taxes withheld.  Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, foreign rate differentials, and non-deductible meal and entertainment expenses.  Our effective tax rate in 2008 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2007	2008	Percent Change	2007	2008	Percent Change

Cash, cash equivalents and short-term investments	$89,932	$97,589	9%	$89,932	$97,589	9%
Long-term investments	—	4,612	100%	—	4,612	100%
Cash provided by (used in) operating activities	3,793	(1,330)	135%	13,916	10,914	22%

At September 30, 2008, cash, cash equivalents, and short-term investments totaled $97.6 million.  In addition to our cash and short-term investments, other sources of liquidity at September 30, 2008 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities used $1.3 million and provided $10.9 million of cash during the three and nine months ended September 30, 2008, respectively, as compared to providing $3.8 and $13.9 million of cash during the three and nine months ended September 30, 2007.  Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns.  Slower cash collections and a lengthening of payment terms were the primary drivers in the cash used in operating activities during the quarter ended September 30, 2008.

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

The allowance for uncollectible accounts receivable represented approximately 6% and 5% of current accounts and term receivables at September 30, 2008 and  at December 31, 2007, respectively.  We regularly assess the adequacy of the allowance for doubtful accounts.  Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Investing activities generated $0.9 million and used $3.4 million in the three and nine months ended September 30, 2008, respectively. Third quarter 2008 investing activities consisted of net sales of short-term investments of $2.2 million and $1.3 million of purchased capital expenditures. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth.

Financing activities provided $0.6 and $1.2 million in the three and nine months ended September 30, 2008, respectively, from employee purchases of RightNow common stock under our equity incentive plans.  On October 20, 2008, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $15.0 million of our common stock over the next two years.  The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission.  Any shares repurchased will be retired.  As of September 30, 2008, we had not repurchased any common stock under this program because it did not exist as of such date.  There can be no assurance as to the amount or frequency of repurchases we make under this program.

As of September 30, 2008, we held approximately $12.1 million in par value auction rate securities with investment grades of AAA or AA.  The auction rate state and municipal securities are comprised of federally insured student loan bonds, and the auction rate preferred securities are comprised of preferred shares of closed end mutual funds.

To date, we have collected all interest payments on all of the auction rate securities held by us when due.  During the third quarter of 2008, we were notified by our brokers that the auction rate securities will be redeemed at par.  The notification indicates that notification $7.1 million of auction rate preferred stocks are scheduled to be redeemed at par in the fourth quarter of 2008.  The remaining redemption schedule is expected to span from June 30, 2010 to July 2, 2012.  However, if the auction rate securities continue to experience unsuccessful auctions, if the credit rating of the auction rate securities deteriorates, or if our brokerage houses declare redemption default, we may be required to realize an impairment charge as “other than temporary.”  While the recent auction failures will limit our ability to liquidate the remainder of the investments for some period of time, our management does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, or other business requirements. We will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of its portfolio of auction rate securities.   See Note 7 to our Consolidated Financial Statements for further information.

We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements, including any repurchases under our stock repurchase program, for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible acquisition of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products.  To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings.  Additional equity or debt financing may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

During the third quarter of 2008, we entered into an operating lease in Tokyo, Japan.  The lease term is 60 months from September 1, 2008 through August 31, 2013.  Monthly commitments are approximately $35,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended September 30, 2007 or September 30, 2008.

During the quarter ended September 30, 2008, and particularly in September 2008, the dollar strengthened significantly compared to the Euro, British pound, Australian dollar and Japanese yen.  The impact in the current quarter negatively impacted revenue by approximately $500,000 and deferred revenue by approximately $3.2 million.  If the dollar continues to strengthen in the future we may experience further impact.

Interest Rate Sensitivity

Our investments consist of short-term and long-term interest-bearing securities, which are subject to credit and interest rate risk.  Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk.  We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets.  We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity.  If market interest rates were to increase by 100 basis points from the level at September 30, 2008, the fair value of our portfolio would decline by approximately $293,000.

Liquidation and Valuation Risk

A portion of short and our entire long-term investments consist of approximately $12.1 million in par value auction rate securities with investment grades of AAA or AA, as of September 30, 2008. Despite the long-term contractual maturities of the auction rate securities, all of these securities are considered available for sale. Since February 2008, uncertainties in the credit markets caused substantially all auctions of these securities held by us to be unsuccessful. As a result, we recorded a temporary impairment on these securities of approximately $390,000 as of September 30, 2008.  If auctions continue to be unsuccessful, or if credit ratings deteriorate, we may be required to record a permanent impairment charge on these investments. Based on our expected operating cash flows, and other sources and uses of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to execute our current business plan. We will continue to monitor the state of the credit markets and its potential impact, if any, on the recoverability of our portfolio of auction rate securities.

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

We incurred a net loss of $8.0 million in the first nine months of 2008, and as of September 30, 2008, we had an accumulated deficit of $64.9 million. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. In 2007, we changed our business model to substantially eliminate sales of perpetual licenses, which materially and adversely affected our operating margin. Although we improved third quarter operating margins in 2008 compared to each of the quarters in 2007, we may not be able to continue to improve our operating results at the rate that has occurred in the past. Even if we achieve profitability, we may not be able to increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

Increasing our client base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations.  Any expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales and marketing resources if we are unable to hire and develop talented sales and marketing personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing sales and marketing personnel. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

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

As of September 30, 2008, approximately 90% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our non-voice applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside.  We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

We have significant international sales and are subject to risks associated with operating in international markets including the risk of foreign currency exchange rate fluctuations.

International sales comprised 29% and 30% of our revenue for the quarters ended September 30, 2007 and 2008, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

•   fluctuations in foreign currency exchange rates;

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

Margins on sales of our products and services in foreign countries, and on sales of products and services that include costs from foreign based employees or foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations.  During the quarter ended September 30, 2008, and particularly in September 2008, the dollar strengthened significantly compared to the Euro, British pound, Australian dollar and Japanese yen.  The impact in the current quarter negatively impacted revenue by approximately $500,000 and deferred revenue by approximately $3.2 million.  The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in EMEA, and Asia-Pacific and non-U.S. dollar denominated operating expenses incurred in these respective regions.   These foreign currency exposures may make it difficult to compare our financial statements for the current period with financial statements from earlier periods.

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

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition, accounting for stock-based compensation, unanticipated ambiguities in fair value accounting standards  and income tax uncertainties, are complex and involve subjective judgments by management. Changes to generally accepted accounting principles, their interpretation, or changes in our products or business could significantly change our reported earnings and financial condition and could add significant volatility to those measures. For example, since our inception in 1997, we have used stock options as a fundamental component of our employee compensation programs. New accounting requirements that began January 1, 2006 make the use of stock-based compensation much more expensive and introduce additional volatility in our results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in this report for additional information on recently enacted changes to generally accepted accounting principles.

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

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Prior to March 3, 2008 our investment policy allowed us to invest cash in auction-rate securities. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. Additionally, we received notification that the auction rate securities held by us will be redeemed at par by our brokers commencing in the fourth quarter 2008 through July 2012. As such, these investments may also be subject to brokerage house default. To date, we believe that any declines in the market value of our investments have been temporary. There could be future declines in the value of these investments, however, which we may determine to be other-than-temporary. If we record an other-than-temporary impairment charge, we will record a loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity, and financial condition.

At December 31, 2007 and September 30, 2008, we had approximately $18.3 million and $12.1 million, respectively, in par value auction rate securities with investment grades of AAA or AA. Recent uncertainties in the credit market caused substantially all auctions of the auction rate securities we hold to fail. An auction failure means that the parties wishing to sell securities could not. Given the recent failures in the auctions, we reclassified these investments from short-term investments to long-term investments on the balance sheet due to illiquidity. Additionally, we have recorded a temporary impairment charge of approximately $390,000 in other comprehensive income due to our inability to liquidate these securities at par. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an other-than temporary impairment charge on these investments. Determining whether there has been an other-than-temporary impairment of our short-term investments requires significant judgment. With the recent volatility in the capital markets, the funds associated with these investments may not be accessible for in excess of twelve months and there is a risk that we could suffer a loss of principal and suffer a reduction in our interest or in our return on these and other investments, which could result in a permanent impairment charge and harm our operating results and financial condition.

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

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash reserves.

On October 20, 2008, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to $15 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or otherwise over the next two years. Any shares repurchased will be retired,  The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice.  Any repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue strategic opportunities and acquisitions and could result in lower overall returns on our cash balances.  There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

In January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in many of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

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

In recent months, there has been deterioration in global economic conditions due to many factors, including the credit market crisis, reduced credit availability, bank failures, slower economic activity, bankruptcies, adverse business conditions, concerns about inflation and fear of a recession. These conditions could lead to less sales of our products, longer sales cycles, customers requesting longer payment terms, customers failing to pay amounts due, and slower collections of accounts receivable. All of these factors could adversely impact our results of operations, cash flow from operations, and our financial position. In addition, we may be forced to respond to an economic downturn by contracting operations, which we may have difficulties managing or managing in a timely fashion.

The significant control over stockholder voting matters and our office leases that may be exercised by our founder and Chief Executive Officer will limit your ability to influence corporate actions and may require us to find alternative office space to lease or buy in the future.

At September 30, 2008, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25.0% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 27.8% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to control matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

 Not applicable.

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

In May 2005, we spent $1 million of the offering proceeds for the acquisition of the assets of Convergent Voice. In May 2006, we spent $8.7 million of the offering proceeds to acquire Salesnet, Inc. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering, including for the repurchase of shares under our share repurchase program. Pending these uses, the net proceeds from the offering are invested in short and long-term, interest-bearing, investment-grade securities.

(c)           Purchases of Equity Securities.

On October 20, 2008, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $15.0 million of our common stock over the next two years. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission. Any shares repurchased will be retired. As of September 30, 2008, we have not repurchased any common stock under this program because it did not exist as of such date. There can be no assurance as to the amount or frequency of repurchases we may make under this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits

The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant. (2)

Exhibit 10.1	Offer letter with Marcus Bragg, VP and GM of the Americas

Exhibit 10.2	Terms of understanding with Michael Saracini, Former VP and GM of Americas

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7, 2008

RightNow Technologies, Inc.

(Registrant)

By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Vice President and,
Treasurer
(Principal Financial and Accounting Officer)