Form 10-K
period 2008-12-31
RIGHTNOW TECHNOLOGIES INC
filed 2009-03-06
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No  ☒

                The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $459,242,474, based on the closing sales price of the registrant’s common stock on that date as reported by the Nasdaq Global Market. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 21, 2009 was 31,860,050.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2008.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

RightNow Technologies, Inc.

Annual Report on Form 10-K

For The Fiscal Year Ended December 31, 2008

CAUTIONARY STATEMENT

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, and assumptions and judgments. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, general economic conditions; fluctuations in foreign currency exchange; our business model; our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the  gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations; the rate at which our present and future customers adopt our existing and future products and services; possible fluctuations in our operating results including our revenue mix and our rate of growth; interruptions or delays in our hosting operations; breaches of our security measures; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities; any unanticipated ambiguities in fair value accounting standards; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; the amount and timing of any stock repurchases under our stock repurchase program; our ability to hire, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Part I

Item 1.          Business

OVERVIEW

RightNow Technologies (“we”, “us”, “our”, the “Company” or “RightNow”) provides on demand customer relationship management (“CRM”) software and services that help consumer-centric organizations improve customer experiences, while reducing costs. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. RightNow’s technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell through phone, email, web and chat. Additionally, through our on demand delivery approach, or software-as-a-service (“SaaS”), we are able to eliminate much of the complexity associated with traditional on premise solutions, to implement rapidly, and to price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and lifetime product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and assisting our customers to maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to achieve their strategic objectives and better meet the needs of those they serve.

RightNow was incorporated in Montana in September 1997 and reincorporated in Delaware in August 2000. Our principal executive offices are located at 136 Enterprise Boulevard, Bozeman, Montana 59718-9300, and our telephone number is (406) 522-4200. We have regional field offices in Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; San Mateo, California; Orange County, California; New York, New York; Fairport, New York; Herndon, Virginia; and Toronto, Canada. We also have offices in Maidenhead, England; Munich, Germany; Sydney, Australia; Tokyo, Japan; and Utrecht, Netherlands. Our internet address is http://www.rightnow.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on the Nasdaq Global Market under the symbol RNOW. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website.

PRODUCTS AND SERVICES

Our solutions are provided through an application platform that is designed to be easy to implement, use and maintain, and to support improved customer experiences across multiple customer interaction points. Our solutions integrate with traditional enterprise and/or back office applications and are available in 33 languages and dialects.

With the release of RightNow 8 in 2007, we have been able to provide enhanced functionality, tools and broader application extensibility. That release initiated a quarterly release cycle which allows us to deliver product capabilities to customers more rapidly.

During 2008, we rolled out functionalities, such as customer portal, contextual workspaces, agent scripting, co-browse, proactive chat, topic monitoring for feedback, and a fully integrated multi-channel customer feedback capability. These help meet our objectives of consistently providing our customers with the most current and advanced customer experience solutions, as well as providing frequent innovation for expanding throughout large enterprises.

In the November 2008 release, we improved contact center agent efficiencies through new modules for agent scripting, guided assistance, and a new agent desktop integration framework.  These capabilities push relevant customer information from existing legacy systems out to the contact center agent desktops in real-time to facilitate a more valuable customer interaction, all while improving agent productivity and reducing costs.

RightNow Service ™

First released in 1997, RightNow Service is the flagship offering in our portfolio of customer relationship management (“CRM”) solutions and generates approximately 80% to 90% of our software, hosting and support revenue. Built upon a self-learning knowledge foundation, RightNow Service provides an integrated multi-channel customer service that captures customer interactions across traditional and online channels. Our knowledge foundation automatically learns from each customer interaction to deliver relevant content, thereby improving the customer experience.

Features of RightNow Service

Seamless multi-channel contact center — blends traditional and online channels so customer service agents have a single view of the customer across all channels and can provide consistent information through phone, email, web and chat.

Web and voice self-service — enables customers to access the information they need 24/7 on the web and over the phone, and also reduces contact center workloads.

Patented self-learning knowledge base — dynamically captures and presents complete, relevant and up-to-date information to customers, contact center staff, outsourcers and other business partners.

Email response management — leverages knowledge base content to improve response times and provides customers with accurate answers; also detects potential customer issues for immediate attention and resolution.

Chat — facilitates real-time, online chat sessions between agents and customers. Chat agents provide consistent answers, by tapping into RightNow’s embedded knowledge base. Chat sessions are saved in the customer’s record, so organizations have a complete customer view for the next interaction. Supervisors can monitor and join an agent’s chat session to assist in resolving issues.

Custom analytics and reporting —pre-built reports and a custom reporting engine enable real-time performance tracking. Reports can be automatically scheduled to run on specific timetables allowing customers to head off service and product issues with exception-based notification.

Integration with enterprise resource planning, return merchandise authorization, and other back-office systems —provides access to operational systems so agents can resolve customer issues without leaving the RightNow desktop.

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

Lead-generating email marketing—enables the creation of personalized email marketing campaigns to boost lead generation, increase conversion and retention rates and improve the relevancy of marketing communications.

Event-triggered messages—automates the delivery of personalized messages triggered from any type of customer action—from a website request to an in-store retail purchase.

Comprehensive response and lead routing—tracks all aspects of campaign performance and provides automated lead routing based on geography, product or other attributes.

Effective list management and deliverability —provides appropriate opt-in/opt-out controls, manages deletion of obsolete addresses, and maintains compliance with relevant industry standards.

Custom analytics and reporting—real-time, pre-built and customizable reports provided out-of-the-box to track and measure the success of marketing campaigns.

RightNow Sales™

RightNow Sales is designed to simplify the sales process so that sales organizations can more easily manage accounts, track leads, organize contacts and create selling opportunities while leveraging the customer information in the common platform. Traditional sales processes such as contact management, forecasting, quote generation and opportunity status are fully integrated, saving sales representatives’ time and shortening sales cycles. RightNow Sales is designed to improve the accuracy of sales forecasting and reporting with real-time visibility into sales pipeline data.   Additionally, RightNow Sales allows contact centers the ability to leverage customer information for up-sell and cross-sell opportunities.

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

RightNow Feedback ™

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

RightNow Voice ™

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

Professional Services

Our Professional Services organization combines project management with technical and business-focused consulting services to our clients. Using proven methods and customer-centric best practices, our Professional Services group is experienced in implementing and integrating RightNow products across many industries, drawing on in-depth knowledge and practical expertise gained from thousands of deployments. Professional services helps customers determine strategic business objectives, align business processes, define success metrics, help with rapid system configuration and deployment, and adjust business solutions to support full user adoption. We also provide tune-up services to our clients, auditing their solution against our library of best practices.

During 2008, we continued to expand our professional service organization with new investments in both partner relationships and additional employees. These investments are expected to allow us to engage in more complex deployments, add scalability to our business and help drive our growth.

Sales and Marketing

RightNow products and services are sold predominantly through our direct sales organization and to a lesser extent through partner channels. The sales team is organized around geographic territory, prospect company size and vertical industry, calling on potential new clients as well as focusing on managing and further expanding those existing client relationships.

A prospective client may deploy a portion or all of our solutions on a pilot basis to ensure that RightNow solutions meet its needs, prior to committing to any subscription fees. A pilot program may last up to 180 days. The prospective client’s objectives are quantified and results measured during the pilot period. As a result of this program, we believe we have experienced shorter sales cycles, higher sale closure rates and larger deal sizes.

During 2008, we continued to see growth in our indirect channel revenue and worldwide partner contribution.  As of December 31, 2008 we had 66 partners enrolled in our worldwide partner program.  In 2008 we continued to develop and grow our Managed Service Provider (MSP) partner channel.   Managed Services Providers deliver increased value to clients through RightNow enabled managed services.  These partners represent many of the world’s largest customer care outsourcers, including Teleperformace, West Corporation, Convergys, ICT Group, Harte-Hanks and TELUS.

In addition, we continued to develop an ecosystem of business and technology alliance partners.  These relationships with leading independent software companies, systems integrators, and contact center infrastructure providers has opened up new opportunities for our direct sales organization and has created a host of complimentary solutions for our customers.

During 2008, we launched new strategic partnerships with:

•            Deloitte, and TATA, leading global consulting services and systems integrators;

•            Pivotal Veracity, a leading provider of email deliverability solutions;

•            Success Metrics, a leading provider of Birst, a business intelligence and analytical on-demand software solution;

•            Boomi, a leading provider of on-demand integration solutions;

•            Open Methods, a software development company specializing in computer telephony integration.

We believe these partnerships have enabled our direct sales organization to expand its contact base in key accounts, enhance and differentiate the RightNow solution, and ultimately develop larger and more profitable enterprise sales opportunities.

We continue to work closely with technology partners such as Genesys, Informatica, Cast Iron, Lithium and Sterling Commerce, to expand our capabilities to address the needs of the large enterprise.

In those international markets where we do not have a direct selling presence, we rely on system integrators and resellers to sell our solutions. This strategy is primarily employed in Europe, New Zealand and Asia.  In 2008, we continued to broaden our distribution to these markets through resellers.

Our marketing department coordinates future product and service direction, manages generation of client leads, and oversees public and industry analyst relations. To expand our client base, we have also developed and expect to continue to increase innovative marketing initiatives.

Clients

As of December 31, 2008, we had approximately 1,900 active clients in various industries, including approximately 23% from technology, 14% from retail/consumer packaged goods, 13% from telecommunications, 13% from public sector, 11% from travel and hospitality, 7% from financial and insurance,  2% from manufacturing, and 17% from various other industries. For the year ended December 31, 2008, approximately 47% of our revenue was generated from entities with over $1 billion in annual revenue, 39% of our revenue was generated from entities with less than $1 billion in annual revenue and 14% of our revenue was generated from government/educational institutions. No single client accounted for more than 10% of our revenue in 2006, 2007, and 2008. One customer represented 12% of term receivables at December 31, 2007, and one customer represented 22% of term receivables at December 31, 2008.  No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2007 and 2008.

Product Development and Technology

Our product development efforts are focused on improving and enhancing our existing solutions and service offerings as well as developing new proprietary technology. Our product roadmap incorporates our long-term strategic view of our market and incorporates customer feedback to improve and enhance our products. We currently are developing products and solutions to broaden and deepen our offerings within the CRM market. We have an applied research group, RightNow Labs, which focuses on knowledgebase, artificial intelligence, information retrieval and novel applications of current research for use within our solutions. We allow our clients to run different versions of our software and provide customers the ability to adequately plan, schedule and implement upgrades of new releases. Our support and development efforts are focused only on the current and future releases of our products. We provide support for our software versions for 24 months, which can be extended for a fee. Our research and development expenses totaled approximately $14.5 million in 2006, $17.1 million in 2007, and $18.3 million in 2008.

We believe we have significant technology expertise in developing and deploying highly scalable and reliable on demand CRM applications. All of our products have been designed using industry standards for the Internet and are designed to meet the following goals: cost efficient deployment, highly configurable, scalable, easily integrated, multi-tenant and capable of being internationalized. The architectural components described below form the foundation for the delivery of a variety of features within our solution.

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

Highly Customizable and Usable User Interface.  The web portal interface portion of our product, which allows our clients to serve their customers through the web, is browser based and provides support for all current browsers and versions, and complies with web accessibility standards. The web portal interface is designed to be easily integrated into our client’s web sites and simple for inexperienced internet users to understand. Our back-end interface utilizes Microsoft Corporation’s Smart Client technology. The back-end interface is used by administrators, agents, sales representatives and marketing users. The Microsoft Smart Client user interface (or “UI”) communicates with our server through web services. This UI combines the speed and power of traditional client/server applications with the flexibility and reduced total cost of ownership associated with browser-based applications. With the Microsoft Smart Client UI, a richer user experience is possible than could be provided through a browser. Because the Microsoft Smart Client is automatically network installed and updated, the desktop maintenance headache generally associated with client/server applications is eliminated. Our back-end interface can be easily customized without programming to support different workflows and can be extended to incorporate data from other applications.

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

Intellectual Property

Our success depends to a significant degree upon the development and protection of our intellectual property rights. We believe we have a rich repository of intellectual property. As of December 31, 2008, our intellectual property assets included eight issued U.S. patents, sixteen pending U.S. patents, one pending European patent, five U.S. trademark registrations, and multiple foreign trademark registrations. The majority of our patents and patent applications concern our knowledgebase technology, including processes relating to the relative usefulness ranking and the order of display of retrieved information in the knowledgebase; the ability of the knowledgebase to suggest related information to a user accessing the knowledgebase; and the ability of the knowledgebase to produce a relational map of help information items based on the historical usage patterns of customers accessing the knowledgebase. Our patent portfolio also includes patents and patent applications that relate to our voice technology, and our marketing and sales solutions.

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

Method of Clustering Automation and Classification Techniques.  This invention covers a method for automatically classifying and summarizing related information in a hierarchical manner. The system comprises the steps and means for the presentation and analysis of collected data through the application of four distinct processes, namely, feature selection, clustering, classification and summarization. This patent continues until August 2021.

Our six registered trademarks in the United States are RIGHTNOW ®, RIGHT NOW ®, RIGHTNOW TECHNOLOGIES ® (stylized), SMARTASSISTANT ®, SALESNET AND LOCATOR ®. We use our “RightNow” mark as a descriptor of all of our products. These marks continue indefinitely, subject to continuous use and payment of registration fees at the statutorily required intervals. We also use the following common law marks “RightNow Analytics™,” “RightNow Marketing™,” “RightNow Feedback™,” RightNow Sales™,” “RightNow Service™,” “SmartSense™,” “RightNow Voice™,” “RightNow Chat™,” “RightNow Offer Advisor™,” “RightNow Connect™,” and “RightStart™.” Other trademarks, trade names or service marks appearing in this report are the property of their respective holders.

We also incorporate a number of third party software products into our software pursuant to relevant licenses covering such software and related underlying patents, the duration of which range from term licenses to perpetual licenses. Some of the software is proprietary and some is open source. These functions are peripheral in nature, we are not substantially dependent upon these third party software licenses and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software function ourselves.

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

We face competition from other companies currently providing customer service solutions, some of which offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, Kana Software, Inc., Inquira Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation, Parature, SAP AG, salesforce.com, and Talisma Corporation. In interactive voice response technology, competing vendors include Microsoft, TuVox, and Voxify.

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

Employees

As of December 31, 2008, we had 737 full-time employees. Of the total employees, we had 250 in sales and marketing, 146 in software development, 173 in professional services, 91 in technical support and hosting, and 77 in finance and administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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

In recent months, there has been deterioration in global economic conditions due to many factors, including the credit market crisis, reduced credit availability, bank failures, slower economic activity, significant expense reductions, bankruptcies, concerns about inflation, current recession, and general adverse business conditions. These conditions could lead to fewer sales of our products, longer sales cycles, customers requesting longer payment terms, customers failing to pay amounts due, and slower collections of accounts receivable. All of these factors could adversely impact our results of operations, cash flow from operations, and our financial position. In addition, we may be forced to respond to an economic downturn by contracting operations, which we may have difficulties managing in a timely fashion.

We have significant international sales and are subject to risks associated with operating in international markets including the risk of foreign currency exchange rate fluctuations.

International sales comprised 29% and 31% of our revenue for the years ended December 31, 2007 and 2008, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

Margins on sales of our products and services in foreign countries, and on sales of products and services that include costs from foreign based employees or foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations.  During the year ended December 31, 2008, the U.S. dollar fluctuated significantly compared to the British pound, Euro, and Australian dollar.  Foreign currency fluctuations during 2008 decreased revenue by approximately $700,000 on a constant currency basis as compared to the weighted average exchange rates during the year ended December 31, 2007.   Additionally, deferred revenue decreased by approximately $6.9 million on a constant currency basis as compared to the period end rates as of December 31, 2007.  Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact.  These expenses in 2008 decreased $1.5 million on a constant currency basis as compared to the weighted average exchange rates during the year ended December 31, 2007.  The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in EMEA, and Asia-Pacific and non-U.S. dollar denominated operating expenses incurred in these respective regions.   These foreign currency exposures may make it difficult to compare our financial statements for the current period with financial statements from earlier periods.

We may not be able to achieve, sustain or increase profitability in the future.

We incurred a net loss of more than $7 million for the period ending December 31, 2008, and as of December 31, 2008, we had an accumulated deficit of $64.2 million. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to achieve profitability. In 2007, we changed our business model to substantially eliminate sales of perpetual licenses, which materially and adversely affected our operating margin. We may not be able to continue to improve our operating results at the rate that has occurred in the past. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

We face competition from:

•            Companies currently providing customer service solutions, some of whom offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, Inquira Software, Inc., Kana Software, Inc., Microsoft Corporation, Netsuite, Oracle Corporation, Parature, SAP AG, salesforce.com, and Talisma;

•            CRM systems that are developed and maintained internally by businesses;

•            CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•            Outsourced contact center providers that bundle solutions and agent labor in their service offerings;

•            New companies entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others; and

•            Voice system integrators and voice-enabled IVR technology providers, such as Microsoft, TuVox, and Voxify.

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

•                      general economic, industry and market conditions;

•                      the mix of revenue between license arrangements, professional services and subscription arrangements as sales commissions are generally expensed ratably over the term of an agreement for subscription services, and expensed when invoiced for license arrangements and professional services;

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

•                      changes in the mix of subscription and perpetual licenses sold in a particular quarter, because perpetual license revenue is recorded into revenue upon delivery whereas subscriptions are recorded into revenue ratably over the contractual period; and

•                      changes in credit market conditions associated with auction rate securities, which could permanently impair the recoverability of these investments.

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

Increasing our client base and achieving broader market acceptance of our solutions may depend to a significant extent on the effectiveness of our sales and marketing programs/operations.   Our business will be seriously harmed if our efforts do not maximize revenue per sales and marketing headcount.  We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

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

We have experienced growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

To achieve our business objectives, we will need to continue to expand our business at an appropriate pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of December 31, 2008, approximately 90% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside.  We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

Our success and future growth depends in part upon the skills, experience, performance and continued service of our partners. We engage with partners in a number of ways, including assisting us to identify prospective customers, to distribute our solutions, to develop complementary solutions, and to help us to fulfill professional services engagements. We believe that our future success depends in part upon our ability to develop strategic, long term and profitable partnerships. If we do not acquire and retain the right partners, our products might become uncompetitive, we may be unable to take full advantage of the potential demand for our solutions, or our ability to rapidly deliver our solutions may be impaired. The use of partners to fulfill customer requirements may impact our normal margins, and affect the profitability of customer transactions.

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

•                  customer acceptance of our subscription sales arrangements; and

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

Approximately 85% of our revenue is derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we provide sales, marketing, feedback and voice-enabled applications to expand our solution offerings. Additionally, we have focused on eService solutions to call centers.  Our efforts to expand beyond the customer service market may not be successful in part because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.

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

•            the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs and could result in material asset impairment charges;

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

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments. Additionally funds associated with auction rate securities may be inaccessible in excess of 12 months, which may result in market value declines, which could have a material impact on our operating results in the period it is recognized.

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Prior to March 3, 2008 our investment policy allowed us to invest cash in auction-rate securities (“ARS”). At December 31, 2008 we held approximately $5.0 million par value ARS that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of 2008 we executed a settlement agreement to redeem the ARS held by us at par with our broker commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. Redemption of these investments may be subject to brokerage house default.  As a result of this settlement, we reclassified the $4.2 million ARS from available for sale securities to trading securities.  In connection with the reclassification into trading securities, we recognized an other-than-temporary impairment loss of $775,000 due to decline in fair value, which was included in other expense, net.  Partially, offsetting this loss within other expense, net was a $738,000 gain related to the put option we obtained pursuant to the settlement agreement.  Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness.  Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the repurchase agreement.

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

On October 20, 2008, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to $15 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or otherwise over the next two years.  The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice.  Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances.  There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock.  Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.  As of December 31, 2008, we repurchased for $13.2 million approximately 1.9 million of our outstanding common shares under the stock repurchase program.

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

In January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in many of the international jurisdictions in which we do business, including Europe, Australia, Japan, and Canada. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

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

The significant influence over stockholder voting matters and our office leases that may be exercised by our founder and Chief Executive Officer will limit your ability to influence corporate actions and may require us to find alternative office space to lease or buy in the future.

At December 31, 2008, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25.1% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 30.0% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

In addition, Mr. Gianforte beneficially owns, directly or indirectly, a 50% membership interest in Genesis Partners, LLC, our landlord from whom we lease our principal offices in Bozeman, Montana. Consequently, Mr. Gianforte has significant influence over any decisions by Genesis Partners regarding renewal, modification or termination of our Bozeman, Montana leases. In the event that our current leases with Genesis Partners were terminated or otherwise could not be renewed, or came up for renewal on commercially unreasonable terms, we would be required to find alternative office space to lease or buy.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Bozeman, Montana, where we lease approximately 30,000 square feet with a term that expires in March 2011, and approximately 22,000 square feet under two leases with terms that expire in March and June 2010. Additionally, we have a lease agreement for an additional 29,000 square feet in Bozeman with a term that expires in February 2017. We also currently occupy a number of sales and service offices in California, Illinois, Massachusetts, New York, Texas, Virginia, Canada, Australia, Germany, Holland, Japan and the United Kingdom, where we lease or license the use of an aggregate of approximately 80,000 square feet under multiple agreements, which have terms that expire between March 2009 and December 2013. We expect to renew in normal course the lease that expires in March 2009. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 10(a) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” for information regarding our lease obligations.

Item 3.          Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Part II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities

The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Global Market Index and the Standard Industrial Code Index for Prepackaged Software for the period from August 5, 2004, our initial public offering date, to December 28, 2008, the last trading day of 2008.

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

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol RNOW. The table below reflects the quarterly high and low per share sales prices of our common stock for the period January 1, 2007 through December 31, 2008, as reported by the Nasdaq Global Market. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Quarter Ended	Mar 31	June 30	Sept 30	Dec 31
Year ended December 31, 2007
Common stock price per share:
High	$17.49	$18.37	$16.50	$20.24
Low	14.38	14.74	12.49	14.90
Year ended December 31, 2008
Common stock price per share:
High	$15.06	$14.98	$17.26	$12.12
Low	9.93	10.47	11.07	5.80

Holders

On February 21, 2009, there were approximately 79 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On October 20, 2008, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $15.0 million of our common stock over the next two years.  The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission.  As of December 31, 2008, we repurchased 1,881,877 shares of common stock under this program at a total price of $13.2 million.  During the first quarter of 2009, we repurchased 231,115 shares of common stock under this program at a total price of $1.8 million.  There can be no further repurchases made under this program as the authorized $15.0 million was fully utilized during the first quarter of 2009.

Additionally, Greg Gianforte, our founder and Chief Executive Officer, purchased 180,000 common shares during the fourth quarter of 2008 at a total price of $1.1 million.

The table below summarizes the current year repurchase history under the board approved share repurchase program:

				Approximate dollar
			Total number of shares	value of shares that
			purchased as part of	may yet be purchased
	Total number of	Avg. price paid	authorized repurchase	under the repurchase
Fiscal Year 2008	shares purchased	per share	program	program
Oct. 28-30	180,000	$6.20	180,000	$13,883,190
Nov. 3-25	1,601,108	7.11	1,601,108	2,503,212
Dec. 1-5	100,769	7.01	100,769	1,797,287
Total Fiscal Year 2008	1,881,877	$7.02	1,881,877	$1,797,287

Fiscal Year 2009
Feb. 25-27	107,490	$7.86	107,490	$952,486
Mar. 2-4	123,625	7.70	123,625	117
Total Fiscal Year 2009	231,115	$7.75	231,115	$117

The table below summarizes the current year common share purchase history of Greg Gianforte, our founder and Chief Executive Officer:

Fiscal year 2008	Total number of shares purchased	Avg. price paid per share
Oct. 28-31	180,000	$6.18
Total Fiscal Year 2008	180,000	$6.18

Item 6.          Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008 and 2007, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006, 2005 and 2004, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue:
Software, hosting and support	$49,764	$67,944	$86,257	$86,983	$102,576
Professional services	12,000	19,204	24,131	25,094	37,859

Total revenue	61,764	87,148	110,388	112,077	140,435
Cost of revenue:
Software, hosting and support	6,741	9,111	13,260	18,411	20,397
Professional services	7,206	11,956	19,110	22,012	30,440

Total cost of revenue	13,947	21,067	32,370	40,423	50,837

Gross profit	47,817	66,081	78,018	71,654	89,598
Operating expenses:
Sales and marketing	31,986	42,683	61,504	65,118	67,628
Research and development	7,807	10,428	14,478	17,084	18,292
General and administrative	4,621	6,445	9,578	11,500	13,615

Total operating expenses	44,414	59,556	85,560	93,702	99,535

Income (loss) from operations	3,403	6,525	(7,542)	(22,048)	(9,937)
Interest and other income (expense), net	146	1,646	3,064	3,683	2,696

Income (loss) before income taxes	3,549	8,171	(4,478)	(18,365)	(7,241)
Provision for income taxes	(100)	(478)	(530)	(276)	(42)

Net income (loss)	3,449	7,693	(5,008)	(18,641)	(7,283)
Preferred stock accretion	(8)	—	—	—	—

Net income (loss) allocated to common stock	$3,441	$7,693	$(5,008)	$(18,641)	$(7,283)

Net income (loss) per share(1):
Basic	$0.17	$0.25	$(0.16)	$(0.56)	$(0.22)
Diluted	0.12	0.23	(0.16)	(0.56)	(0.22)
Shares used in the computation(1):
Basic	20,738	30,631	32,241	33,078	33,362
Diluted	29,177	33,695	32,241	33,078	33,362

(1)  See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of basic and diluted income (loss) per share and for an explanation of the determination of the number of weighted average shares used for such calculations.

	December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,944	$40,874	$39,208	$43,681	$51,405
Short-term investments	31,188	23,314	39,127	52,644	34,412
Long-term investments	—	—	—	—	4,963
Working capital	32,732	45,156	50,374	45,063	34,075
Total assets	88,309	123,676	178,242	173,786	162,337
Deferred revenue	49,125	67,923	114,578	114,660	113,198
Long-term debt, less current portion	—	117	85	68	22
Total stockholders’ equity	31,101	44,655	47,474	38,181	27,183

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

Overview

RightNow Technologies provides on demand customer relationship management software and services that help consumer-centric organizations improve customer experiences, while reducing costs. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation.  RightNow’s technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email, web and chat. Additionally, through our on demand delivery approach, or software-as-a-service (“SaaS”), we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and lifetime product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and assisting our customers to maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to achieve their strategic objectives and better meet the needs of those they serve.

We released our initial version of RightNow Service ™ in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone and proactive outbound email communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing ™, RightNow Sales ™ and RightNow Feedback ™ which automate aspects of marketing campaigns, sales operations, and customer monitoring.  In February 2007, we released RightNow 8, our newest enterprise-class solution for service, sales and marketing.  To date, approximately 80% to 90% of our software, hosting and support revenue has been generated by the RightNow Service suite.

2007 Business Model Changes

To better align with industry practice; beginning in 2007 we changed our product offerings from software license arrangements to subscription service arrangements (e.g. “subscriptions”). As the industry and business models for “software as a service” or “on demand” have evolved, the standard form of sales arrangements are service agreements rather than licenses of software that can be hosted. We believe providing offerings in this manner will assist with our market penetration.

Accordingly, our terms of sale have been revised to provide a hosting service where the customer accesses the software and data through the Internet. Our previous terms of sale provided the customer a software license, and for no additional fee the customer could choose to have the software hosted by us, by themselves or by someone else. Revenue recognition for service arrangements is not materially different from our previous term license arrangements, as revenue under either type of contract is generally recognized ratably over the period of the agreement. As a result of this change, the amount of deferred revenue on the balance sheet under subscription arrangements decreased since only the amount currently due from the customer is recorded to accounts receivable and deferred revenue. Conversely, under software license arrangements, the full customer commitment is recorded to receivables and deferred revenue.

As part of this business model change, we essentially discontinued sales of perpetual software licenses which represented 21% of our revenue in 2006 as compared to approximately 2% in 2007, and less than 1% in 2008.  Although we expect to ultimately increase the lifetime value of our customer arrangements through sales of subscriptions, the substantive elimination of perpetual license sales materially and adversely impacted our operating results for 2007 and 2008 when compared to prior years, as perpetual revenue has generally been recognized in full upon delivery of the license.

Lastly, our policy for subscription contract acquisition costs, such as sales commissions, is to recognize them in proportion to the revenue recognized under the subscription arrangement. Since the majority of new business was subscriptions in 2007 and 2008, we believe this policy had a material and beneficial impact on our operating results, respectively. Sales incentives paid on license sales and professional services continue to be expensed when earned, which is typically at the time the related sale is invoiced.

Sources of Revenue

Our revenue is comprised of fees for software, hosting and support, and fees for professional services.  “Recurring revenue,” referred to in this report, includes software, hosting and support revenue from term license and subscription agreements.

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

License arrangements can be over time (a “term” license) or perpetual. For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement. Perpetual license revenue is generally recorded in full upon delivery of the license, and the hosting and support elements are recognized ratably over the contractual period. Perpetual license revenue ranged from 21% to 25% of our total revenue from 2004 through 2006. Due to the change in our business model noted above, perpetual license revenue decreased from $22.8 million, or 21% of revenue in the year ending December 31, 2006 to $2.1 million, or 2% of revenue in the year ending December 31, 2007, to $312,000, or less than 1% of revenue in the year ending December 31, 2008.

Our sales arrangements generally provide customers with the right to use our software up to a maximum number of users or transactions. A number of our arrangements provide for additional fees for usage above the maximum, which are billed and recognized into revenue when determinable and earned.

Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application. Professional services revenue was approximately 22% of total revenue during 2006 and 2007, and increased to 27% in 2008.

Professional services are typically sold with initial sales arrangements and at times over the client engagement. Our typical education courses are billed on a per person, per class basis.

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

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead. For subscription arrangements, we expense the related sales commission in proportion to the revenue recognized. We expense our sales commissions on license arrangements when earned, which is typically at the time the related sale is invoiced to the client. Since the majority of our historical revenue has been from license arrangements recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of corresponding revenue.   We expect to increase our sales, and to accomplish this we plan to appropriately segment our sales and marketing teams, and potentially hire additional sales and marketing personnel and increase the level of marketing activities.

Research and Development Expenses.   Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. To date, we have not capitalized internal software development costs because the timing of the commercial releases of our products has substantially coincided with the attainment of technological feasibility. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to efficiently utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities.  Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances.  Estimates and assumptions are adjusted when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  These assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, valuation of receivables and deferred tax assets, and accounting for share-based compensation. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable, the carrying amount of property and equipment and intangible assets; estimates regarding the recoverability and respective fair value of auction-rate securities and all other investments; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense.   As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Revenue Recognition

Beginning in 2007, we changed the nature of our sales arrangements from license arrangements to subscription arrangements (“subscriptions”). For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and, in accordance with EITF 00-03 such arrangements are considered service contracts which are outside the scope of SOP 97-2. Accordingly, we account for sales of subscriptions under SAB 104 and EITF 00-21. We recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values, in accordance with EITF 00-21.

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

We have established a valuation allowance equal to our net deferred tax assets due to uncertainties regarding the realization of our net operating loss carry forwards, tax credits, and deductible timing differences. The uncertainty of realizing these benefits is based primarily on our lack of taxable earnings.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) and it did not have a significant impact on our financial position or results of operations. FIN 48 requires judgment when evaluating tax positions. Our judgment includes, but is not limited to, an evaluation of our material positions taken on tax return filings. The ultimate resolution of tax issues may result in a significant change to our recorded tax assets and liabilities.

Share-Based Compensation

We record share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123R”).  SFAS 123R requires the cost of share-based payment arrangements to be recorded in the statement of operations. Prior to 2006, the estimated cost of share-based payment arrangements was disclosed in a footnote to the financial statements. Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, our employee stock option exercise behaviors, forfeitures, and the related income tax effects. Our assumptions are based primarily on our historical information, some of which was developed when we were a private company.

Recently Issued Accounting Standards

SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On February 12, 2008, FSP FAS 157-2 was issued delaying the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 has not had a material effect on our financial statements.  We do not believe adoption of SFAS 157-2 will have a material effect on our financial statements.

The guidance in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This statement provides companies with an option to report selected assets and liabilities (principally financial assets and financial liabilities) at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and does not eliminate disclosure requirements included in other accounting standards. The adoption of SFAS 159 has not had a material effect on our financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS 141R may have a material effect on our financial statements to the extent the Company pursues future business combinations.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Year Ended December 31,
	2006	2007	2008
Revenue:
Software, hosting and support	78%	78%	73%
Professional services	22	22	27

Total revenue	100	100	100

Cost of revenue:
Software, hosting and support	12	16	14
Professional services	17	20	22

Total cost of revenue	29	36	36

Gross profit	71	64	64
Operating expenses:
Sales and marketing	56	58	48
Research and development	13	15	13
General and administrative	9	10	10

Total operating expenses	78	83	71

Income (loss) from operations	(7)	(19)	(7)
Interest and other income (expense), net	3	3	2

Income (loss) before income taxes	(4)	(16)	(5)
Provision for income taxes	(1)	(1)	0

Net income (loss)	(5)%	(17)%	(5)%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2006	2007	2008
Customer interactions (in millions)	1,050	1,466	2,099
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	57%	76%	73%
Perpetual licenses	21	2	0
Professional services	22	22	27
Revenue by geography in:
United States	74%	71%	69%
Europe	19	21	23
Asia Pacific	7	8	8

Overview of 2008

Total revenue for the full year 2008 was $140.4 million, compared to full year 2007 revenue of $112.1 million. Within software, hosting and support, recurring revenue increased 20% in 2008 over 2007, which was offset by a decrease of $1.8 million to $312,000, in perpetual license revenue. The decline in perpetual license revenue resulted from our business model change during 2007 in which we essentially eliminated sales of new perpetual licenses. Recurring revenue increased in 2008 due to growth in average revenue per customer.

Revenue per customer increased primarily due to higher average selling price per customer and growth in the number of customers.  Sales to customers with annual revenues greater than $1 billion and the public sector made up approximately 60% of total revenue in 2008, compared to approximately 59% of total revenue in 2007 and 56% in 2006.

During 2008 we continued to invest in our operations by adding professional services personnel and partners to support our solution offerings, sales and marketing personnel to focus on new customer acquisition, added capacity to support our hosting operations,  research and development personnel to focus on solution development, administrative personnel to support operations.

These investments caused total expenses to increase in absolute dollars, but decreased 12% as a percentage of revenue during 2008. Total revenue growth combined with improved leverage in our business model and the increased focus on operating expenses resulted in an operating loss improvement from a loss as a percentage of revenue of 19% in 2007 to a loss as a percentage of revenue of 7% in 2008.

We were impacted by the strength of the U.S. dollar predominantly in the third and fourth quarters of 2008 relative to the British pound, Euro, and Australian dollar. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations.   Constant currency discussions herein are based on comparison to currency exchange rates during the prior year.  For example, total revenue in 2008 increased by $28.4 million, or 25% over total revenue reported in 2007.  If currency exchange rates in 2008 had remained constant with 2007 rates, revenue in 2008 would have increased approximately by an additional $700,000, or a further 1%. In other words, the change in exchange rates between 2007 and 2008 had a negative impact to revenue of  approximately $700,000 or 1%.  Using the same methodology, the change in exchange rates between 2007 and 2008 had a negative impact on deferred revenue of $6.9 million or 3%.  Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact.  These expenses in 2008 decreased $1.5 million on a constant currency basis as compared to the respective weighted average exchange rates during the year ended December 31, 2007.

Total revenue in 2007 increased by $1.7 million, or 1.5% over total revenue reported in 2006. The change in exchange rates between 2006 and 2007 had a positive impact to revenue of $2.4 million, or 2%. The expenses associated with 2007 international revenue increased $1.9 million on a constant currency basis as compared to the respective weighted average exchange rates during the year ended December 31, 2006.

For the year ended December 31, 2008, we generated $14.7 million of cash from operations compared to $21.0 million of cash in 2007.  Our cash and investments balances decreased to $90.8 million at December 31, 2008 from $96.3 million one year earlier, which was primarily due to the use of $13.2 million to repurchase shares of our common stock under our October 2008, board approved stock repurchase program.

As of December 31, 2008 we had an accumulated deficit of $64.2 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Years Ended December 31, 2006, 2007 and 2008

Revenue

	Year Ended December 31,
	2006	2007	Percent Change	2008	Percent Change
	(Amounts in thousands)
Software, hosting and support:
Recurring	$63,448	$84,920	34%	$102,264	20%
Perpetual	22,809	2,063	(91)	312	(85)
Professional services	24,131	25,094	4	37,859	51
Total revenue	$110,388	$112,077	2%	$140,435	25%

Total revenue for 2008 was $140.4 million, an increase of $28.3 million, or 25%, over total revenue of $112.1 million for 2007.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, increased $15.6 million in 2008, or 18%, over software, hosting and support revenue of $87.0 million for 2007. Recurring revenue comprised of subscriptions, term licenses, hosting and support, increased 20% over 2007 primarily due to expansion sales within our existing customer base, and new customer acquisitions over the comparable period. Total active customers increased to 1,900 as of December 31, 2008 from approximately 1,800 as of December 31, 2007.  Average recurring revenue per customer increased as a result of capacity additions, contract renewals and sales of new products. Customer interactions, a measure of unique customer sessions hosted in our data centers, were approximately 2.1 billion in 2008, a 40% increase over 2007. Our client retention rate was approximately 90% in 2008.

Perpetual license revenue decreased $1.8 million to $312,000, or 85%, in 2008 over 2007, and decreased as a percentage of total revenue to less than 1% in 2008 from 2% in 2007. Beginning in 2007, we changed the nature of our sales arrangements from software licenses to subscriptions, which largely eliminated sales of perpetual licenses. The mix of perpetual license revenue affects our profitability in any given period since it is recorded in full into revenue upon delivery instead of being recorded ratably into revenue over time, as is the case with subscriptions and term licenses.

Professional services revenue increased $12.8 million, or 51%, in 2008 over 2007. We believe the growth in professional services revenue is primarily due to larger project implementations, as a result of the release of RightNow 8.0, which has created expanded opportunities within the contact center space. Customers generally purchase professional services with initial license or subscription arrangements, and from time to time over the life of the contract. We increased our capacity to deliver professional services by growing headcount in that organization to 173 at December 31, 2008 from 142 at December 31, 2007.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue. Professional services revenue represented 27% of total revenue in 2008 compared to 22% of total revenue in 2007 and 2006.

Total revenue for 2007 was $112.1 million, an increase of $1.7 million, or 2%, over total revenue of $110.4 million for 2006.

Software, hosting and support revenue, consisting of recurring revenue and perpetual license revenue, increased $726,000 in 2007, or 1%, over software, hosting and support revenue of $86.3 million for 2006. Recurring revenue increased 34% over 2006 primarily due to a 22% increase in average recurring revenue per customer. Total active customers were constant at approximately 1,800 at December 31, 2007 and December 31, 2006.   Average recurring revenue per customer increased as a result of customer purchases of additional capacity and additional products. Customer interactions exceeded 1.5 billion in 2007, a 40% increase over 2006. Our client retention rate was approximately 90% in 2007 and 2006.

Perpetual license revenue decreased $20.7 million, or 91%, in 2007 over 2006, and decreased as a percentage of total revenue to 2% in 2007 from 21% in 2006. This decrease resulted from an accelerating customer adoption of on demand software and our business model change.

Professional services revenue increased $963,000, or 4%, in 2007 over 2006.  The growth in professional services revenue was primarily due to a higher volume of larger customer projects in 2007 as compared to 2006.   We also increased our capacity to deliver professional services by growing headcount in that organization to 142 at December 31, 2007 from 138 at December 31, 2006.

Cost of Revenue

	Year Ended December 31,
	2006	2007	Percent Change	2008	Percent Change
	(Amounts in thousands)
Software, hosting and support	$13,260	$18,411	39%	$20,397	11%
Professional services	19,110	22,012	15	30,440	38

Total cost of revenue	$32,370	$40,423	25%	$50,837	26%

Total cost of revenue for 2008 was $50.8 million, an increase of $10.4 million, or 26%, over total cost of revenue of $40.4 million in 2007.

Cost of software, hosting and support increased $2.0 million, or 11% in 2008 due primarily to capacity additions to our hosting data centers, increased voice and non-voice hosting volume and staff additions’. Capacity additions to our hosting data centers and growth in customer interactions increased third party hosting provider costs by $766,000 in 2008 over 2007, and capacity additions to our data centers increased telecom maintenance and depreciation expense in 2008 by $487,000 over 2007. Staff additions to our hosting and technical support organizations increased salaries and related expenses (i.e. salaries, bonuses, stock-based compensation) by $477,000 during 2008 over 2007.  Average employee count in our hosting and technical support operations was 91 in 2008 as compared to 80 in 2007. As a percent of the associated revenue, software, hosting and support costs were 20% in 2008 as compared to 21% in 2007 due to improved leverage in our business model, combined with focused expense management and favorable currency impact in the third and fourth quarters of 2008 primarily in the strength of the US dollar relative to the British Pound, Euro, and Australian dollar.

Cost of professional services increased $8.4 million, or 38%, in 2008 due primarily to employee staff additions, increased third-party resource usage, and increased travel related expenses. Average employee count in our professional services organization grew to 178 in 2008 from 142 in 2007, which increased salaries and related expenses by $4 million, and increased common expenses, which are allocated based upon headcount (i.e. payroll taxes, benefits, office rent, supplies and other overhead expenses) by $893,000. Increased utilization of third-party providers used to assist in the deployment of professional services increased by $2.6 million during 2008 over 2007.  Travel related expenses associated with professional service deployments increased by $521,000 during 2008.  As a percent of the associated revenue, professional services costs decreased to 80% in 2008 from 88% in 2007 due to focused expense management and favorable currency impact in the third and fourth quarters of 2008 primarily in the strength of the US dollar relative to the British Pound, Euro, and Australian dollar. Employee training, customer scheduling requirements, and use of third-party resources can cause the cost of professional services to fluctuate as a percentage of revenue from period to period.

Total cost of revenue for 2007 was $40.4 million, an increase of $8.0 million, or 25%, over total cost of revenue of $32.4 million in 2006.

Cost of software, hosting and support increased $5.2 million, or 39%, in 2007 due primarily to capacity additions to our hosting data centers, including a new data center in Chicago, Illinois, the full year effect of a data center in London, England, which was added in mid-2006, increased voice and non-voice hosting volume and staff additions. The addition of these data centers and growth in customer interactions increased third party hosting provider costs by $2.3 million in 2007 over 2006, and capacity additions to our data centers increased depreciation expense in 2007 by $738,000 over 2006. Staff additions to our hosting and technical support organizations increased salaries and related expenses (i.e. salaries, bonuses, stock-based compensation) by $1.3 million during 2007 over 2006, and increased common expense allocation (i.e. payroll taxes, benefits, office rent, supplies and other overhead expenses) by $700,000. Common expenses increased during 2007 primarily due to capacity additions which increased office rent, payroll taxes, and depreciation expense pertaining to computer equipment and office furniture. Average employee count in our hosting and technical support operations was 80 in 2007 as compared to 68 in 2006. As a percent of the associated revenue, software, hosting and support costs were 21% in 2007 as compared to 15% in 2006 due to the lower revenue contribution from perpetual licenses combined with the capacity increases noted above.

Cost of professional services increased $2.9 million, or 15%, in 2007 due to employee staff additions partly offset by lower travel related expenses. Average employee count in our professional services organization grew to 142 in 2007 from 124 in 2006, which increased salaries and related expenses by $2.9 million, and increased common expense allocation by $1.2 million. As a percent of the associated revenue, professional services costs increased to 88% in 2007 from 79% in 2006.

Operating Expenses

	Year Ended December 31,
	2006	2007	Percent Change	2008	Percent Change
	(Amounts in thousands)
Sales and marketing	$61,504	$65,118	6%	$67,628	4%
Research and development	14,478	17,084	18	18,292	7
General and administrative	9,578	11,500	20	13,615	18

Total operating expenses	$85,560	$93,702	10%	99,535	6%

Sales and Marketing Expenses

Sales and marketing expenses of $67.6 million in 2008 were 4%, or $2.5 million, greater than $65.1 million in 2007. Staff additions to our sales and marketing organization increased salaries and common expense allocation by $2.9 million. Average employee count in our sales and marketing organizations was relatively constant from 262 in 2008 from 263 in 2007, reflecting a decline in headcount at December 31, 2008 related to expense reduction efforts in the fourth quarter of 2008.  Commissions and bonus expense increased $2.1 million due to increased sales over 2007.  Offsetting the increased salaries and related expenses were lower advertising costs of  $1.7 million, and $700,000 favorable currency impact primarily due to the strength of the US dollar relative to the British Pound, Euro, and Australian dollar in the third and fourth quarter of 2008. As noted above, we changed the primary nature of our sales arrangements from licenses to subscriptions beginning in 2007. Under license arrangements, we expense sales commissions when earned, which is typically upon issuance of a customer invoice. Under subscription arrangements, we defer the related sales commission costs and expense them in proportion to the revenue recognized. We deferred $8.2 million of sales commissions earned on subscription sales as of December 31, 2008, as compared to $5 million deferred sales commissions as of December 31, 2007.

Sales and marketing expenses of $65.1 million in 2007 were 6%, or $3.6 million, greater than $61.5 million in 2006. Staff additions to our sales and marketing organization increased common expense allocation by $1.8 million, and salary and related expense increased $1.0 million primarily due to increased headcount. Average employee count in our sales and marketing organizations increased to 263 in 2007 from 251 in 2006. Additionally we increased our investment in third-party marketing services by $800,000. Employee additions in 2007 were primarily for direct sales personnel, sales engineers, business development representatives, and marketing personnel. Offsetting the increased salaries and related expenses were lower sales commission expenses caused by the deferral of sales commissions earned on subscription agreements. We deferred $5 million of sales commissions earned on subscription sales as of December 31, 2007, as compared to $213,000 deferred sales commissions as of December 31, 2006.

Research and Development Expenses

Research and development expenses increased $1.2 million to $18.3 million, or 7%, over 2007, primarily due to increased salaries and related expenses and third party services. Salary and related expense increased $1.0 million primarily due to staff additions, and common expense allocation increased by $332,000. These costs were offset by a reduction in third-party research and development services, and other employee related expenses of $166,000.  Average employee count in our research and development organization increased to 146 in 2008 from 133 in 2007.

Research and development expenses increased $2.6 million to $17.1 million, or 18%, more than research and development expenses over 2006, primarily due to increased salaries and related expenses and third party services. Salary and related expense increased $1.3 million primarily due to staff additions, and common expense allocation increased by $800,000. Average employee count in our research and development organization increased to 133 in 2007 from 125 in 2006. Higher outside service costs of $440,000 were incurred during 2007 principally related to language translations for RightNow 8, and subsequent quarterly releases.

General and Administrative Expenses

General and administrative expenses increased $2.1 million to $13.6 million, or 18%, in 2008 over 2007 mostly due to staff additions, which increased salaries, related expenses and common expense allocation approximately $1.4 million. Average employees in our general and administrative organization were 79 in 2008 as compared to 68 in 2007. Employee additions in 2008 were primarily for finance, accounting and information technology personnel.  Additionally, donations increased $308,000 compared to the same period in 2007 related to sponsorship programs including a computer science grant program at a university and the Special Olympics.

General and administrative expenses increased $1.9 million to $11.5 million, or 20%, in 2007 over 2006 mostly due to staff additions, which increased common expense allocation. Average employees in our general and administrative organization were 68 in 2007 as compared to 59 in 2006. Employee additions in 2007 were primarily for finance, accounting and information technology personnel.

Stock-Based Compensation Expense

Total stock-based compensation expense for 2008 was $6.0 million, a 10% increase as compared to $5.5 million in 2007. The year-over-year increase in stock-based compensation expense results primarily due to lower forfeitures combined with increased fair value per option share. Stock-based compensation expense fluctuates from period-to-period due to changes in the underlying market value of our stock and changes in our valuation assumptions, such as the expected volatility of our stock, the expected time an option will be outstanding, and expected option forfeiture rates.

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2006	2007	Percent Change	2008	Percent Change
	(Amounts in thousands)
Interest income	$3,036	$3,898	28%	$2,906	(25)%
Interest expense	(17)	(7)	n/m	(12)	n/m
Other income (expense)	45	(208)	n/m	(198)	n/m

Total interest and other income (expense), net	$3,064	$3,683	20%	$2,696	(27)%

Interest income decreased 25% in 2008 over 2007 due to declining investment yields driven by decreases in the federal funds rate. Our investment portfolio consists primarily of investment-grade government, corporate debt instruments, and auction-rate securities.

Other income (expense) consists primarily of losses on transactions denominated in foreign currencies, and an other than temporary impairment loss on auction-rate securities. These losses were primarily offset by a gain on a put option settlement right associated with the auction-rate securities. Refer to Note 3 for further discussion on ARS investments and put option.

Interest income increased 28% in 2007 over 2006 primarily due to growth in our cash and short-term investment balances, and to a lesser extent increased average yields on invested funds.

Interest expense for 2008, 2007 and 2006 was comprised of the interest component under various capital lease obligations. Other income (expense) consisted primarily of foreign currency transaction gains or losses and gains or losses on asset sales. Currency transaction losses were offset by currency transaction gains predominantly in the third and fourth quarter of 2008 over 2007.

Provision for Income Taxes

The provision for income taxes of $42,000 in 2008, $276,000 in 2007, and $530,000 in 2006, consists primarily of the federal alternative minimum tax, foreign withholding taxes, and various state income taxes. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carry forwards, tax credits, federal alternative minimum taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Our effective tax rate in 2009 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

At December 31, 2008, we had approximately $23.9 million of net deferred tax assets that have been reserved in full by a valuation allowance. In the future, if available evidence indicates that it is more likely than not that some or all of our deferred tax assets are realizable, an adjustment to decrease the valuation allowance would decrease income tax expense, in the period such determination was made. If and when that happens, our effective income tax rate will increase to more closely approximate the federal statutory rate.

Liquidity and Capital Resources

	Year Ended December 31,
	2006	2007	Percent Change	2008	Percent Change
	(Amounts in thousands)
Cash, cash equivalents and short-term investments	$78,335	$96,325	23%	$85,817	(11)%
Long-term investments	—	—	—	4,963	100
Cash provided by operating activities	27,043	21,034	(22)%	14,724	(30)%

We have historically funded our operations with cash from operations, equity financings and debt borrowings. At December 31, 2008, cash and cash equivalents, and short-term investments, totaled $85.8 million. Long-term investments totaled approximately $5.0 million. In 2008, we used $13.2 million to repurchase shares of our common stock under our October 2008 board approved stock repurchase program.  In addition to our cash and short-term investments, other sources of liquidity at December 31, 2008 included a $3 million bank line of credit facility, under which there were no borrowings in 2007 or 2008.

Operating activities provided $14.7 million of cash during the year ended December 31, 2008 as compared to $21.0 million in 2007 and $27.0 million in 2006. The majority of our cash from operations in all three years was from net loss adjusted for non-cash charges, collection of receivables, partially offset by growth in deferred commissions. We typically bill customers on net 30-day terms at the beginning of the contract period, which is reflected in accounts receivable and deferred revenue. Cash flow from operations can vary significantly from year to year for many reasons, including the timing of business in a given period, and customer payment preferences and patterns.  Slower cash collections and mix of billing terms were the primary drivers in the decline in cash provided by operating activities in 2008 as compared to 2007.  During the third and fourth quarters of 2008, the percentage of business signed with monthly or periodic billing terms increased from historical rates of 15-20% to approximately 25%.  Deferred revenue is not recorded for subscriptions with monthly or periodic billing terms until the invoices are issued.  A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at December 31, 2008 and 2007, respectively. Accounts written off in 2008 were relatively constant as a percentage of new billings from the previous year. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

We have approximately $7.9 million of payments due in 2009 under contractual obligations and purchase commitments for operating and capital leases, hosting services and other items. Total purchase commitments at December 31, 2008 were $19.4 million to be paid per the schedule below. We believe we will generate sufficient cash from operations to satisfy these commitments in 2009.

Investing activities generated $7.6 million in 2008, which included $13.4 million net proceeds from investments, offset by $5.8 million for capital expenditures. Cash used in investing activities in 2007 was $20.8 million, of which $13.5 million was due to net purchases of short-term investments and $7.3 million for capital expenditures.

Financing activities used $11.9 million in 2008, which was primarily due to a 1.9 million share repurchase for $13.2 million, offset by $1.4 million generated from common stock issued under employee benefit plans. We generated $3.8 million in 2007 and $3.1 million in 2006 from financing activities. Financing sources included the exercise of employee stock options under our equity incentive plan and stock purchases under our employee stock purchase plan.

At December 31, 2008 we held $5.0 million par value auction rate securities (“ARS”) that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. The ARS are comprised of federally insured student loan bonds.

During the fourth quarter of 2008 we executed a settlement agreement to redeem the ARS held by us at par with our broker commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. As such, these investments may also be subject to brokerage house default.  As a result of this settlement, we reclassified the $4.2 million ARS from available for sale securities to trading securities.  Redemption of these investments may be subject to brokerage house default.  As a result of this settlement, we reclassified the $4.2 million ARS from available for sale securities to trading securities.  In connection with the reclassification into trading securities, we recognized an other-than-temporary impairment loss of $775,000 due to decline in fair value, which was included in other expense, net.  Partially offsetting this loss within other expense, net was a $738,000 gain related to the put option we obtained pursuant to the settlement agreement.  Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness.  Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the repurchase agreement.We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible acquisition of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Operating lease obligations	$16,193	$5,281	$8,164	$2,284	$464
Obligations under capital leases	114	46	68	—	—
Purchase obligations—hosting services	1,793	1,348	445	—	—
Purchase obligations—other	1,275	1,197	78	—	—

Total	$19,375	$7,872	$8,755	$2,284	$464

We lease our office facilities and certain office equipment under operating lease agreements that expire at various dates through 2017. Obligations under capital leases pertain to certain tenant improvements in our main office facility. Purchase obligations consist of agreements with third parties to provide co-location services for hosting operations, and obligations for marketing and other miscellaneous services.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the British pound, Euro, and Australian dollar, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2008 or December 31, 2007.

During the year ended December 31, 2008, the U.S. dollar fluctuated significantly compared to the British pound, Euro, and Australian dollar.  Foreign currency fluctuations during 2008 decreased revenue by approximately $700,000 on a constant currency basis as compared to the weighted average exchange rates during the year ended December 31, 2007.   Additionally, deferred revenue decreased by approximately $6.9 million on a constant currency basis as compared to the period end rates as of December 31, 2007.  Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact.  These expenses in 2008 decreased $1.5 million on a constant currency basis as compared to the weighted average exchange rates during the year ended December 31, 2007.  If the dollar continues to strengthen in the future we may experience further impact.

Interest Rate Sensitivity

Our investments consist of short and long-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at December 31, 2008, the fair value of our portfolio would decline by approximately $293,000.

Liquidation and Valuation Risk

Our long-term investments consist of approximately $5 million in par value auction rate securities with investment grades of AAA or AA, as of December 31, 2008. Despite the long-term contractual maturities of the auction rate securities, all of these securities are considered trading securities. Since February 2008, uncertainties in the credit markets caused all auctions of the Company’s securities to be unsuccessful. During the fourth quarter of 2008 we executed a settlement agreement to redeem the ARS held by us at par with our broker commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. Redemption of these investments may be subject to brokerage house default.  As a result of this settlement, we reclassified the $4.2 million ARS from available for sale securities to trading securities.  In connection with the reclassification into trading securities, we recognized an other-than-temporary impairment loss of $775,000 due to decline in fair value, which was included in other expense, net.  Partially offsetting this loss within other expense, net was a $738,000 gain related to the put option we obtained pursuant to the settlement agreement.Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness.  Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the repurchase agreement.Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP has issued an audit report on the effectiveness of internal control over financial reporting which is included in this Item 9A below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RightNow Technologies Inc.:

We have audited RightNow Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RightNow Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RightNow Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RightNow Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 6, 2009

Item 9B.       Other Information

None.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

(a)   Identification of Directors.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

(b)   Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

(c)   Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

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

(e)   Corporate Governance.

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.       Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.       Certain Relationships and Related Transactions and Director Independence

(a)   Certain Relationships and Related Transactions.

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

(b)   Director Independence.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.       Principal Accountant Fees and Services

The information under the captions “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

Part IV

Item 15.       Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

The following is a list of exhibits to this report.

Exhibit Number	Description of document

3.1	Amended and restated certificate of incorporation of the registrant.(1)

3.2	Amended and restated bylaws of the registrant.(4)

10.1	Form of indemnification agreement between the registrant and its officers and directors.(2)

10.2	Amended and restated 1998 Long-Term Incentive and Stock Option Plan.(2)

10.3	2004 Equity Incentive Plan, as amended and restated.(10)

10.4	2004 Employee Stock Purchase Plan.(2)

10.5	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 40 Enterprise Blvd, Bozeman, MT).(2)

10.6	Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 77 Discovery Drive, Bozeman, MT).(2)

10.8†	Severance policy for executive officers.(2)

10.9†	Form of executive officer offer letter and schedule of omitted material details thereto.(2)

10.10†	Form of executive officer incentive stock option agreement and schedule of omitted material details thereto.(2)

10.11†	Form of executive officer non-incentive stock option agreement and schedule of omitted material details thereto.(2)

10.12	Form of director non-incentive stock option agreement and schedule of omitted material details thereto.(2)

10.13†	Form of Notice of Grant of Stock Options and Stock Option Agreements.(5)

10.14†	Form of Incentive Stock Option Agreement.(6)

10.15†	Form of Non-Incentive Stock Option Agreement.(6)

10.16	Lease agreement dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana.(3)

10.17	Renewed lease agreement, dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.(3)

10.19†	Form of amended employment offer letter for executive officers.(8)

10.22†	Material differences in form of executive officer offer letter for Jay Rising.(7)

10.23†	Letter from the registrant to Peter Dunning, dated October 7, 2006, terminating Mr. Dunning’s appointment as President of Field Operations.(7)

10.24†	Letter agreement between the registrant and Peter Dunning, dated October 7, 2006, setting forth the basis of Mr. Dunning’s continued employment with the registrant.(7)

10.25	Lease agreement, dated November 1, 2005 and commencing March 23, 2007, between the registrant and Genesis Partners, LLC for office space located at 136 Enterprise Boulevard, Bozeman, Montana.(9)

10.26†	Form of offer letter for Jason Mittelstaedt, Joseph Brown, Steve Daines, and Michael Saracini, and schedule of omitted material details thereto.(11)

10.27†	Form of executive officer offer letter and schedule of material differences thereto for Jeff Davison and Susan Carstensen.(12)

10.28†	Offer letter with Marcus Bragg, VP and GM of the Americas.(13)

10.29†	Terms of understanding with Michael Saracini, Former VP and GM of Americas.(14)

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a). as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)

Incorporated by reference to the exhibit of the same number from the registrant’s registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

(3)	Incorporated by reference to the exhibit of the same number from the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on April 1, 2005.

(4)	Incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

(5)	Incorporated by reference to Exhibits 10.13, 10.14 and 10.15 of the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on filed on March 31, 2005.

(6)	Incorporated by reference to Exhibits 10.20 and 10.21, respectively, of the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(7)	Incorporated by reference to the exhibits of the same number from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.

(8)	Incorporated by reference to the exhibit of the same number from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

(9)	Incorporated by reference to the exhibit of the same number from the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2007.

(10)	Incorporated by reference to Exhibit 10.26 of the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.

(11)	Incorporated by reference to Exhibit 10.30 of the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007.

(12)	Incorporated by reference to Exhibit 10.31 of the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(13)	Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008.

(14)	Incorporated by reference to Exhibit 10.2 of the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008.

†	Denotes management contract or compensatory plan or arrangement.

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

Jeffrey C. Davison Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)

March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2009.

Signature	Title

/s/ GREG R. GIANFORTE	Chairman, Chief Executive Officer and President
(Principal Executive Officer)
Greg R. Gianforte

/s/ JEFFREY C. DAVISON	Chief Financial Officer, Vice President and Treasurer
(Principal Financial and Accounting Officer)
Jeffrey C. Davison

/s/ GREGORY M. AVIS	Director

Gregory M. Avis

/s/ THOMAS W. KENDRA	Director

Thomas W. Kendra

/s/ WILLIAM J. LANSING	Director

William J. Lansing

/s/ ALLEN E. SNYDER	Director

Allen E. Snyder

/s/ RICHARD E. ALLEN	Director

Richard E. Allen

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RightNow Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of RightNow Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RightNow Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 , effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RightNow Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 6, 2009

RIGHTNOW TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31,
	2007	2008
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$43,681	$51,405
Short-term investments	52,644	34,412
Accounts receivable	29,480	36,770
Term receivables, current	13,069	5,752

Total current receivables	42,549	42,522
Less allowance for doubtful accounts	(1,918)	(2,277)

Total current receivables, net	40,631	40,245
Deferred commissions	3,336	5,381
Prepaid and other current assets	2,643	2,150

Total current assets	142,935	133,593

Long-term investments	—	4,963
Property and equipment, net	10,856	10,141
Term receivables, non-current	9,859	3,547
Intangible assets, net	7,996	6,399
Deferred commissions, non-current	1,680	2,840
Other assets	460	854

Total Assets	$173,786	$162,337

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,386	$5,058
Commissions and bonuses payable	5,044	5,665
Other accrued liabilities	11,404	11,165
Current portion of long-term debt	43	46
Current portion of deferred revenue	76,995	77,584

Total current liabilities	97,872	99,518
Long-term debt, less current portion	68	22
Deferred revenue, net of current portion	37,665	35,614

Total liabilities	135,605	135,154
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized and undesignated 15,000 shares at December 31, 2007, and 2008, respectively	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding 33,453 shares at December 31, 2007; issued and outstanding 33,712 and 31,830 respectively at December 31, 2008.	33	34
Additional paid-in capital	95,377	102,662
Treasury Stock, at cost. Zero shares and 1,882 shares at December 31, 2007 and 2008, respectively	—	(13,209)
Accumulated other comprehensive income (loss)	(292)	1,916
Accumulated deficit	(56,937)	(64,220)

Total stockholders’ equity	38,181	27,183

Total Liabilities and Stockholders’ Equity	$173,786	$162,337

See accompanying notes to consolidated financial statements

 RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except per share data)

Revenue:
Software, hosting and support	$86,257	$86,983	$102,576
Professional services	24,131	25,094	37,859

Total revenue	110,388	112,077	140,435
Costs of revenue:
Software, hosting and support	13,260	18,411	20,397
Professional services	19,110	22,012	30,440

Total cost of revenue	32,370	40,423	50,837

Gross profit	78,018	71,654	89,598
Operating expenses:
Sales and marketing	61,504	65,118	67,628
Research and development	14,478	17,084	18,292
General and administrative	9,578	11,500	13,615

Total operating expenses	85,560	93,702	99,535

Loss from operations	(7,542)	(22,048)	(9,937)
Interest and other income (expense):
Interest income	3,036	3,898	2,906
Interest expense	(17)	(7)	(12)
Other	45	(208)	(198)

Total interest and other income, net	3,064	3,683	2,696

Loss before provision for income taxes	(4,478)	(18,365)	(7,241)
Provision for income taxes	(530)	(276)	(42)

Net loss	$(5,008)	(18,641)	(7,283)

Net loss per share:
Basic and diluted	$(0.16)	$(0.56)	$(0.22)
Shares used in the computation:
Basic and diluted	32,241	33,078	33,362

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' equity
	(Amount in thousands)
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	31,872	32	—	—	78,312	(401)	(33,288)	44,655
Issuance of common stock:
Exercise of stock options	904	1	—	—	2,531	—	—	2,532
Employee stock purchase plan	12	—	—	—	189	—	—	189
Stock-based compensation expense	—	—	—	—	4,628	—	—	4,628
Tax benefit of stock option exercises	—	—	—	—	400	—	—	400
Fair value of options granted to non-employees	—	—	—	—	9	—	—	9
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,008)	(5,008)
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	—		9	—	9

Total comprehensive loss								(4,939)
Balance at December 31, 2006	32,788	33	—	—	86,069	(332)	(38,296)	47,474
Issuance of common stock:
Exercise of stock options	651	—	—	—	3,436	—	—	3,436
Employee stock purchase plan	14	—	—	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	5,471	—	—	5,471
Tax benefit of stock option exercises	—	—	—	—	183	—	—	183
Fair value of options granted to non-employees	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,641)	(18,641)
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	—	78	—	78
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
								(18,601)
Total comprehensive loss
	33,453	33	—	—	95,377	(292)	(56,937)	38,181
Balance at December 31, 2007
Issuance of common stock:	236	1	—	—	1,176	—	—	1,177
Exercise of stock options	23	—	—	—	219	—	—	219
Employee stock purchase plan	—	—	—	—	6,025	—	—	6,025
Stock-based compensation expense	—	—	—	—	(135)	—	—	(135)
Tax benefit of stock option exercises	—	—	—	—	—	—	—	0
Fair value of options granted to non-employees	—	—	—	—		—	—	0
Treasury Stock, at cost			1,882	(13,209)	—	—	—	(13,209)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,283)	(7,283)
Unrealized gain on available for sale investments net of tax of $0	—	—	—	—	—	242	—	242
Foreign currency translation adjustment	—	—	—	—	—	1,966	—	1,966

Total comprehensive loss								(5,075)
	33,712	$34	1,882	$(13,209)	$102,662	$1,916	$(64,220)	$27,183

See accompanying notes to consolidated financial statements

 RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	2006	2007	2008
	(Amounts in thousands)

Operating activities:
Net loss	$(5,008)	$(18,641)	$(7,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,681	7,266	7,771
Stock-based compensation	4,628	5,471	6,025
Provision for losses on accounts receivable	306	384	212
Changes in operating assets and liabilities:
Receivables	(27,487)	27,552	4,774
Prepaid and other current assets	(213)	(226)	(101)
Deferred commissions	22	(4,803)	(3,623)
Accounts payable	1,916	(45)	895
Commissions and bonuses payable	1,025	957	930
Other accrued liabilities	1,541	3,733	462
Deferred revenue	44,782	(606)	4,169
Other	(150)	(8)	493

Net cash provided by operating activities	27,043	21,034	14,724
Investing activities:
Purchases of short-term investments	(53,276)	(57,512)	(47,908)
Sales or maturities of investments	37,464	43,995	61,339
Purchase of property and equipment	(7,758)	(6,687)	(5,738)
Business acquisitions	(8,731)	—	—
Proceeds from sale of property and equipment	—	55	(21)
Intangible asset additions	(13)	(610)	(33)

Net cash provided by (used in) investing activities	(32,314)	(20,759)	7,639
Financing activities:
Purchase of treasury stock	—	—	(13,209)
Proceeds from issuance of common stock:
Exercise of stock options and warrants	2,532	3,436	1,177
Employee stock purchase plan	189	218	219
Excess (shortfall) tax benefit of stock options exercised	400	183	(135)
Payments on long-term debt	(55)	(36)	(43)

Net cash provided by (used in) financing activities	3,066	3,801	(11,991)
Effect of foreign exchange rates on cash and cash equivalents	539	397	(2,648)

Net change in cash and cash equivalents	(1,666)	4,473	7,724
Cash and cash equivalents at beginning of period	40,874	39,208	43,681

Cash and cash equivalents at end of period	$39,208	$43,681	$51,405

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2006, 2007 and 2008

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

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. The Company’s cash balances with its financial institutions may exceed deposit insurance limits. Short and long-term investments are investment grade, interest-earning securities, and are diversified by type and industry.  The entire balance of long-term investments consists of auction rate securities (“ARS”) and a repurchase put option associated with the ARS as further described in Note 3.

The Company’s customers are worldwide with approximately 75% of sales in the United States during 2006, 71% in 2007 and approximately 69% of sales in the United States during 2008. No individual customer accounted for more than 10% of the Company’s revenue in 2006, 2007 or 2008. One customer represented 12% of term receivables at December 31, 2007, and the same one customer represented 22% of term receivables at December 31, 2008. No individual customer accounted for more than 10% of the Company’s accounts receivables at December 31, 2007 and 2008.

Assets located outside North America were 14% and 12% of total assets at December 31, 2007 and 2008, respectively. The loss from operations outside the United States totaled $8.1 million, $12.9 million, and $1.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(1)     Business Description and Summary of Significant Accounting Policies (Continued)

Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
United States	$82,522	$79,540	$97,640
Europe	20,601	23,561	31,946
Asia Pacific	7,265	8,976	10,849

	$110,388	$112,077	$140,435

(d)       Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances.  Estimates and assumptions are adjusted when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable, the carrying amount of property and equipment and intangible assets; estimates regarding the recoverability and respective fair value of auction-rate securities and all other investments; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense.   As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

(e)       Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

(f)        Short and Long-Term Investments

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

Long-term investments consist of ARS with investment grades of AAA or AA, as of December 31, 2008. Additionally, long-term investments consist of a repurchase put option associated with the ARS.  Despite the long-term contractual maturities of the auction rate securities, all of these securities are considered trading securities and are recorded at fair market value as determined by assumed risk premiums, and assumed work out periods using a discounted cash flow model.  The put option associated with the ARS was recorded at fair value using a discounted cash flow model as determined by assumed risk premiums, and assumed work out periods.  The amounts derived through the discounted cash flow model for the ARS were generally consistent with the fair value indicated by the broker statement at December 31, 2008.  The broker statement did not provide a fair value assessment of the put option at December 31, 2008. Realized and unrealized gains and losses are included in income based on the changes in fair market value as these instruments are marked to market at period end.  Refer to Note 3 for further discussion on ARS investments.

A decline in market value of any available-for-sale security below cost, which is deemed to be other-than-temporary results in an impairment charge to reduce the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent that cost is less than fair value, as well as our ability and intent to hold the investment. We also consider specific adverse conditions of the investee, including industry and sector performance, operational and cash flow factors, and rating agency actions. Once a decline in fair market value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

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

Provisions to the allowance for doubtful accounts are charged to expense and/or against deferred revenue for accounts receivable and against deferred revenue for term receivables. Following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2006	2007	2008
Balance, beginning of year	$2,209	$2,621	$1,918
Provision charged to expense	306	384	212
Provision charged against deferred revenue	1,407	1,785	1,515
Write-downs charged against the allowance	(1,442)	(2,990)	(1,399)
Recoveries of amounts previously charged-off	141	118	31

Balance, end of year	$2,621	$1,918	$2,277

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

Years ended December 31, 2006, 2007 and 2008

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

Prior to 2007, the majority of the Company’s revenues were earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition , and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions , issued by the American Institute of Certified Public Accountants. Licenses, generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a “term” license) or perpetually. Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term contracts, the Company treats the software license, hosting and support services as single element for purposes of allocating revenue. The Company has established vendor specific objective evidence of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the period of the arrangement and revenue for professional services in these arrangements is recognized as performed.

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

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired. If the fee for the license has any payment term that is due in excess of the Company’s normal payment terms (over 90 days), the fee is not considered fixed or determinable, and the amount of revenue recognized (a) for perpetual license arrangements is limited to the amount currently due from the customer, or (b) for term license or subscription arrangements is limited to the lesser of the amount currently due from the customer or a ratable portion of the total unallocated arrangement fee.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(1)               Business Description and Summary of Significant Accounting Policies (Continued)

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

The following table sets forth revenue by product or service as a percentage of total revenue:

	Year Ended December 31,
	2006	2007	2008
Revenue by type:
Recurring (subscriptions, term licenses, support and hosting)	57%	76%	73%
Perpetual licenses	21	2	0
Professional services	22	22	27

	100%	100%	100%

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(1)               Business Description and Summary of Significant Accounting Policies (Continued)

Deferred revenue represents amounts received or due from customers for which the revenue recognition criteria have not been met. The majority of deferred revenue results from the upfront billing of term and subscription contracts while revenue is recognized ratably over the contractual period. Deferred revenue is recognized into revenue when the Company provides its products and services, assuming all other revenue recognition criteria noted above are met. Under subscriptions, the amount currently due and payable from the customer is reflected in accounts receivable and deferred revenue. Under licenses, the full customer commitment is reflected in accounts receivable for amounts currently due, or term receivables for amounts due over the contractual term, and deferred revenue. The Company does not provide refunds for customer cancellations.

(k)  Sales Commissions

In conjunction with the Company’s business model change, beginning in 2007 sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $15.4 million, $10.5 million, and $13.6 million for the years ended December 31, 2006, 2007 and 2008, respectively. Deferred commissions at December 31, 2007 and December 31, 2008 were $5.0 million and $8.2 million, respectively.

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

(m) Income Taxes

The Company records income taxes under the asset and liability method as prescribed under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2008 and January 1, 2008, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively in the Consolidated Statements of Operations. The amount of interest and penalties accrued for the year ended December 31, 2008 was not significant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions subject to examination include the U.S., Montana, California, New Jersey, Illinois, United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(1)               Business Description and Summary of Significant Accounting Policies (Continued)

(n) Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined based on discounted cash flow or appraised value, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Goodwill is tested for impairment at least annually, and more frequently if indicators of potential impairment exist. No impairments of long-lived assets have been identified in any of the periods presented.

(o) Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Weighted average common shares outstanding for basic net loss per share	32,241	33,078	33,362
Weighted average shares outstanding for dilutive net loss per share	32,241	33,078	33,362

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(1)               Business Description and Summary of Significant Accounting Policies (Continued)

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share because they had an anti-dilutive impact (in thousands):

	Year Ended December 31,
	2006	2007	2008
Employee stock options	3,913	3,874	4,428

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

The Company has elected to use the modified prospective transition method as permitted under SFAS 123R and therefore has not restated its financial results for prior periods.  Under this transition method, compensation cost recorded in the years ended December 31, 2006, 2007 and 2008 includes the cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for all stock-based awards granted after December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

From time to time the Company may grant stock options to consultants.  The Company accounts for consultant stock options in accordance with SFAS 123R and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.  No awards were granted to non-employees during the years ended December 31, 2006, 2007, and 2008.

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

(r)  Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Additional elements of other comprehensive income or loss are attributable to foreign currency translation adjustments and unrealized gains or losses on short-term investments.

(s)  Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $4.5 million, $4.3 million and $2.9 million for the years ended December 31, 2006, 2007 and 2008, respectively.

(t)  Reclassifications

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(2)               Supplemental Cash Flow Information

Supplemental statement of cash flow information follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17	$7	$12
Income taxes	280	140	28
Non-cash financing activities:
Assets acquired under capital lease	—	30	—

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(3)               Cash Equivalents, Short and Long-Term Investments, and Fair Value

The components of cash equivalents and short and long term investments at December 31, 2007 and 2008 are as follows (in thousands):

		Unrealized		Fair Market	Cash	Short-Term
December 31, 2007	Cost	Gains	Losses	Value	Equivalents	Investments

Cash equivalents:
Money market funds	$29,775	$—	$—	$29,775	$29,775	$—
Fixed maturity securities:
Commercial paper	4,432	2	(1)	4,433	3,435	998
Corporate notes and bonds	8,613	42	(2)	8,653	250	8,403
U.S. Government agency securities	24,730	26	(7)	24,749	10,220	14,529
State and municipal securities	15,447	21	(3)	15,465	1	15,464

Sub-total	82,997	91	(13)	83,075	43,681	39,394

Equity securities:
Auction rate preferred stocks	13,250	—	—	13,250	—	13,250

Totals at December 31, 2007	$96,247	$91	$(13)	$96,325	$43,681	$52,644

		Unrealized		Fair Market	Cash	Short and Long-
December 31, 2008	Cost	Gains	Losses	Value	Equivalents	Term Investments

Cash equivalents:
Money market funds	$28,527	$—	$—	$28,527	$28,527	$—
Fixed maturity securities:
Corporate notes and bonds	3,034	—	(16)	3,018	—	3,018
U.S. Government agency securities	27,754	251	(1)	28,004	—	28,004
State and municipal securities	3,383	7	—	3,390	—	3,390
Auction rate state and municipal securities	5,000	—	(775)	4,225	—	4,225
Auction rate settlement agreement:
Repurchase put option	—	738	—	738	—	738

Totals at December 31, 2008	$67,698	996	(792)	$67,902	$28,527	$39,375

Auction rate state and municipal securities and the repurchase put option were classified as long-term as of December 31, 2008.  The unrealized gains at December 31, 2008 of $996,000 include $258,000 related to investment-grade, fixed income securities, and are primarily attributable to changes in interest rate and $738,000 recorded as other income associated with the repurchase put option. Unrealized losses at December 31, 2008 of $792,000 include $17,000 related to securities held more than one year and an other-than temporary impairment of $775,000 associated with auction rate state and municipal securities recorded as other expense.  Realized gains and losses from sales of available-for-sale securities in 2006, 2007 and 2008 were insignificant.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(3)               Cash Equivalents, Short and Long-Term Investments, and Fair Value (Continued)

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value , establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•            Level 1 — Quoted prices in active markets for identical assets or liabilities.

•            Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•            Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  As a result of recent market conditions, the Company holds financial instruments for which limited or no observable market data is available.  These fair value measurements are based primarily upon our own estimates and are often calculated based on current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit, interest, and other such factors.  Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in a current sale or immediate settlement of the asset.  Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$28,527	—	—	$28,527
Corporate notes and bonds	—	3,018	—	$3,018
U.S. Government agency securities	—	28,004	—	$28,004
State and municipal securities	—	3,390	—	$3,390
Auction rate state and municipal securities	—	—	4,225	$4,225
Repurchase put option	—	—	738	$738
	$28,527	$34,412	$4,963	$67,902

Note: The Company has $22.9 million of cash as of December 31, 2008, which was not classified as a Level as prescribed within SFAS 157.

The following table illustrates the activity of “level 3” assets from December 31, 2007 to December 31, 2008 (in thousands):

Fair value at December 31, 2007	$18,300
Unrealized loss adjustment-ARS	(775)
Unrealized gain adjustment-put option	738
Redemptions	(13,300)
Fair value at December 31, 2008	$4,963

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

As of December 31, 2008, assets characterized as “level 3” for fair value purposes consist of approximately $5.0 million in par value auction rate state and municipal securities with investment grades of AAA or AA. The auction rate state and municipal securities are comprised of federally insured student loan bonds.

Auction rate securities (“ARS”) are long-term bonds or preferred stocks that act like short-term debt, where interest rates reset in Dutch auctions held daily, weekly, or monthly and have historically provided liquidity for these investments. Despite the long-term contractual maturities of the underlying securities, all of these securities were considered available for sale and were available to fund the Company’s current operations as of December 31, 2007. Since February 2008, uncertainties in the credit markets caused substantially all auctions of these securities held by the Company to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the interest rate is reset at a predetermined rate. Given that substantially all of the auctions have been unsuccessful since February 2008, the Company reclassified the investments from short-term to long-term.

During the fourth quarter of 2008, we executed a settlement agreement to redeem the ARS held by us at par with our broker commencing June 2010 through July 2012 (“redemption period”).  By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value.  We expect to sell the ARS under the put option.  However, if the put option is not exercised during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS.  Furthermore, the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.  The broker has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the put option.The agreement covers $5.0 million par value (fair value of $4.2 million) of the ARS held by us as of December 31, 2008.  We consider the put option to be a freestanding financial instrument and we have accounted for it separately from the ARS.  We believe the put option does not meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as the put option is non-transferable and not considered by us to be readily convertible into cash.  We also believe that, since the put option does not qualify as a derivative, it is not within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  We have elected the fair value option to account for the put option pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and have recorded the instrument as an asset of $738,000 on our balance sheet in long-term investments as of December 31, 2008 with a corresponding gain recorded in other expense, net.

Simultaneously, we made an election under SFAS No. 115 to transfer our ARS from available-for-sale to trading securities.  The transfer to trading securities reflects our intent to exercise the put option during the redemption period.  Prior to entering into the settlement agreement, our intent was to hold the ARS until the market recovered.  At the time of the transfer, the unrealized loss on the ARS for the first three quarters of 2008 of $390,000 included in accumulated other comprehensive income (loss) was immediately recognized in earnings, as a component of other income, net.  During the fourth quarter of 2008, we recognized an additional decline in fair value of $385,000, included in other expense, net for a total unrealized loss of $775,000 for the year ended December 31, 2008.

We estimated the fair value of our ARS and put option using a discounted cash flow model where we considered assumed risk premiums, assumed work out periods.  The amount derived through the discounted cash flow model was generally consistent with the ARS fair value indicated by the broker statement at December 31, 2008.  The broker statement did not provide a fair value assessment of the put option at December 31, 2008.

To date, the Company has collected all interest payments on all of the auction rate securities when due.  If the auction rate securities continue to experience unsuccessful auctions, if the credit rating of the auction rate securities deteriorates, or if the brokerage houses declare redemption default, the Company may not recover the par value of its investment.  While the recent auction failures will limit the Company’s ability to liquidate the remainder of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of its portfolio of auction rate securities.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(4)               Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,
	2007	2008
Computer equipment	$18,572	$18,922
Software purchased for internal use	5,877	7,942
Equipment	861	819
Furniture and fixtures	1,382	1,487
Leasehold improvements	871	1,057
Total cost	27,563	30,227
Less accumulated depreciation	(16,707)	(20,086)

Total property and equipment, net	$10,856	$10,141

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(5)               Intangible assets

The following table sets forth information regarding intangible assets (in thousands):

	Goodwill	Customer Relationships	Purchased Technologies	Total
As of December 31, 2007:
Gross carrying value	$4,358	$3,250	$4,547	$12,155
Accumulated amortization	—	(1,308)	(2,851)	(4,159)

Net carrying value	$4,358	$1,942	$1,696	$7,996

As of December 31, 2008:
Gross carrying value	$4,358	$3,250	$4,547	$12,155
Accumulated amortization	—	(2,121)	(3,635)	(5,756)

Net carrying value	$4,358	$1,129	$912	$6,399

Weighted-average amortization period:
(in years)	n/a	4.0	4.2	4.1
Aggregate amortization expense:
2006	$—	$496	$655	$1,151
2007	—	812	661	1,473
2008	—	813	784	1,597
Estimated amortization expense:
2009	$—	$812	$619	$1,431
2010	—	317	289	606
2011	—		4	4

(6)               Long-Term Debt and Credit Facility

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2008
Obligations under capital leases for tenant improvements to leased property and furniture, payable monthly in installments of $3 and $1 through May 2010 and June 2010, respectively at approximately 6% interest	$111	$68
Less current portion	43	46

Long-term debt, excluding current portion	$68	$22

In 2005, the Company entered into an office lease agreement that included $162,000 of tenant improvements, which have been capitalized and will be repaid to the landlord over the initial lease term of five years. The improvements are being amortized over an expected useful life of seven years since the Company expects to renew the office lease upon its initial term expiration in 2010. During 2007, the Company assumed $30,000 of capital lease obligations associated with furniture in its Washington D.C. office space, which will be repaid over the initial lease term of three years.

During 2007 and 2008, the Company had a $3.0 million working capital line of credit agreement with a commercial bank.  Advances under the line bear a variable rate of interest which approximates the prime lending rate, and are payable monthly. The working capital line of credit is secured by substantially all of the United States dollar-denominated accounts receivable of the Company. There were no advances under the line during 2007 or 2008.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(7)     Redeemable Convertible Preferred Stock

The Company has authorized 15 million shares of preferred stock, $.001 par value, which may be issued from time to time by its board of directors without further action by stockholders. Shares of preferred stock may be issued with dividend, redemption, voting or other rights senior to existing common shares. There were no outstanding shares of preferred stock at December 31, 2007 or 2008.

(8)     Treasury Stock

The board of directors has authorized the repurchase of up to $15.0 million of our common stock through October 19, 2010.  The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission.    Under this program, the Company repurchased approximately 1.9 million shares of its common stock at an aggregate cost of $13.2 million in the year ended December 31, 2008, at prevailing market prices.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of December 31, 2008, there were approximately 1.9 million shares of the Company’s common stock held in treasury. Subsequent to December 31, 2008 the Company repurchased 231,115 of its common stock at an aggregate cost of $1.8 million at prevailing market prices in the first quarter of 2009. There can be no further repurchases under the program as the authorized $15.0 million was fully utilized during the first quarter of 2009.

(9)     Stock-Based Compensation

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the “equity plans”) provide for stock options to be granted to employees, consultants, independent contractors, officers and directors. The equity plans have been approved by stockholders. Except for automatic grants to directors, options are granted at the discretion of the Company’s board of directors, at an exercise price and term determined by the board. However, exercise prices are not less than the fair market value at the date of grant, and the term of the options is not greater than ten years. Options generally vest over a period of four years in eight equal increments. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase shares of common stock at a discount to the fair market value at the date of purchase. Purchase periods under the ESPP are consecutive six-month periods ending on the last day in June and December each year. Shares issued to satisfy stock option exercises and ESPP are newly issued. At December 31, 2008, the Company had approximately 3.6 million shares available for future issuance under the equity plans and ESPP.

Compensation expense recognized in the statement of operations for the year ended December 31, 2007 and 2008 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(9)     Stock-Based Compensation (Continued)

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the consolidated statement of operations (amounts in thousands):

	2006	2007	2008
Stock-based compensation expense:
Cost of software, hosting and support	$193	$288	$323
Cost of professional services	471	647	638
Sales and marketing	1,929	2,264	2,454
Research and development	834	887	969
General and administrative	1,201	1,385	1,641

Stock-based compensation expense before income taxes	4,628	5,471	6,025
Income tax provision (benefit)	—	—	—

Stock-based compensation expense, net of income taxes	$4,628	$5,471	$6,025

No stock-based compensation expense was capitalized during the year ended December 31, 2006, 2007 and 2008.

Unrecognized compensation expense of outstanding stock options at December 31, 2008 was approximately $11.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The estimated weighted-average fair value per share of stock options granted in 2006, 2007 and 2008 was $8.43, $7.33 and $5.54, respectively. For all shares purchased under the ESPP in 2006, 2007, and 2008 ending on the last day of June and December, no compensation cost was recognized in the accompanying statement of operations because the terms of the plan were deemed noncompensatory under SFAS 123R.  Assumptions used to obtain the estimated fair values were:

	2006		2007		2008
Employee stock options
Weighted average risk free rate	4.7%		4.5%		2.6%
Weighted average expected term	4.4	yrs	4.2	yrs	4.5	yrs
Weighted average volatility	57%		52%		55%
Dividend yield	0%		0%		0%

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

Volatility:  The Company’s estimate of expected volatility is based on a combination of the Company’s historical volatility and peer-company volatilities. The Company believes the inclusion of peer-company data points results in a more representative estimate of future stock price trends than its historical volatility alone.

Dividend Yield:  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(9)     Stock-Based Compensation (Continued)

Activity under the Company’s stock option plans was as follows (option shares in thousands):

	Shares available for grant	Shares Underlying Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value	Weighted average remaining contractual life
				(in thousands)	(in years)
Balance at December 31, 2007	3,404	3,874	$11.81
Annual reserve addition(1)	1,000	—	—
Granted	(1,305)	1,305	11.70
Exercised	—	(236)	4.99
Forfeited, expired or exchanged(2)	511	(515)	14.69

Balance at December 31, 2008	3,610	4,428	$11.81	$3,978	6.8

Vested or expected to vest at December 31, 2008		4,184	$11.73	$3,968	6.7

Exercisable at December 31, 2008		2,574	$10.58	$3,924	5.5

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

(2)          Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan is not available for re-grant under the 2004 Equity Incentive Plan.

The total intrinsic value of options exercised in 2006, 2007 and 2008 was $12.4 million, $7.5 million and $1.8 million, respectively.

From time to time the Company may grant stock options to consultants. The Company accounts for consultant stock options in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services . Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in EITF 96-18 and is recognized over the vesting period.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(10)   Commitments and Contingencies

(a) Operating Leases

The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements with various expiration dates through 2017. Future minimum payments for the next five years and thereafter as of December 31, 2008, under these leases, are as follows (in thousands):

2009	$5,281
2010	3,912
2011	2,778
2012	1,474
2013	1,356
Thereafter	1,392

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(10)   Commitments and Contingencies (Continued)

Rent expense was $2.8 million, $4.1 million and $4.2 million in 2006, 2007 and 2008, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. The Company has no contingent rent agreements.

The Company leases a portion of its office facilities from a development group, of which the Company’s chief executive officer is a 50% member and the Company’s Vice President and General Manager of Asia-Pacific is a 25% member. During 2006, 2007 and 2008, the Company paid $833,000, $1.2 million and $1.2 million, respectively, to the development group under these leases.

(b) Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

Future minimum payments as of December 31, 2008 under these arrangements were $1.3 million for 2009, $297,000 for 2010, and $148,000 in 2011.

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

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(11)   Income Taxes

The domestic and foreign components of loss before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
United States	$3,655	$(5,437)	$(5,856)
Foreign	(8,133)	(12,928)	(1,385)

Loss before provision for income taxes	$(4,478)	$(18,365)	$(7,241)

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Current:
Federal	$(120)	$120	$—
Foreign	(80)	(109)	(134)
State	(330)	(287)	92

Total current	(530)	(276)	$(42)

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Provision for income taxes	$(530)	$(276)	$(42)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax expense is as follows:

	Year Ended December 31,
	2006	2007	2008
Statutory Federal tax rate	(34)%	(34)%	(34)%
Net operating loss tax benefits not realized	54	34	29
Tax credits	(37)	(4)	—
Stock-based compensation	11	2	5
U.S. Federal alternative minimum tax	3	—	—
State income taxes, net of federal benefit	5	1	(2)
Foreign taxes	2	—	2
Foreign tax rate differential	6	2	(1)
Nondeductible meals & entertainment expense	4	1	2
Other	(2)	—	—

Income tax rate	12%	2%	1%

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(11)   Income Taxes (Continued)

Deferred tax components are as follows (in thousands):

	At December 31,
	2007	2008
Deferred tax assets:
Net operating loss carry forwards	$13,436	$10,836
Deferred revenue	8,501	8,401
Stock compensation	1,647	3,288
Tax credits	516	957
Fixed assets and intangibles	—	296
Other	3,033	3,091

Total deferred tax assets	27,133	26,869
Valuation allowance	(24,446)	(23,873)

Net deferred tax assets	2,687	2,996
Deferred tax liabilities:
Deferred Commissions	(1,442)	(2,509)
Fixed assets and intangibles	(311)	—
Other	(934)	(487)

Total deferred tax liabilities	(2,687)	(2,996)

Net deferred tax assets	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carry forwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carry back years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that any or all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets. The valuation allowance increased by $6.5 million and in 2007 and decreased by $573,000 in 2008.

At December 31, 2008, the Company had domestic Federal and State net operating loss carry forwards of approximately $37.8 million and $34.7 million, respectively. The Company also has approximately $30.6 million of foreign net operating loss carry forwards that are not subject to expiration. Federal net operating loss carry forwards expire at various dates between 2019 and 2027, while state net operating loss carry forwards expire between 2010 and 2027. In addition, the Company has federal and state research and development credits and foreign tax credits available to reduce future domestic income taxes. The total amount of these credits is approximately $3.9 million. The federal and state research and development credits expire between 2019 and 2027, and between 2014 and 2022, respectively. The foreign tax credits expire between 2012 and 2018.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carry forwards and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company’s acquisition of Salesnet, Inc. in May 2006 constituted an ownership change to that entity, and therefore the availability of Salesnet, Inc.’s net operating loss carry forwards which approximate $7 million, will be limited in future years.

As part of the acquisition of Salesnet, Inc. in May, 2006, the Company recognized deferred tax assets and liabilities for the difference between the assigned book values and the respective tax bases for the acquired assets and liabilities. A full valuation allowance of $3.3 million was also recognized at the acquisition date due to the uncertainty of realization of the net deferred tax assets. The potential future realization of these deferred tax assets will be recorded within the statement of operations as income tax expense, net in accordance with SFAS 141R.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(11)   Income Taxes (Continued)

The Company’s deferred tax assets as of December 31, 2007 and 2008 have been reduced in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment , (“SFAS 123R”). As such, net operating loss carry forwards and other attributes created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Instead such amounts are recorded as an addition to stockholders’ equity if and when they are utilized. Deferred tax assets and the related valuation allowance in the above presentation have been reduced by $18.4 million and $18.9 million, as of December 31, 2007 and 2008, respectively, for the effect of excess tax deductions from stock options.

(12)   Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2007 and 2008. The fair values of remaining financial instruments on the Company’s consolidated balance sheets were:

	2007		2008
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Term receivables—current	$13,069	$13,069	$5,752	$5,752
Term receivables—noncurrent	9,859	8,444	3,547	3,416
Debt	111	108	68	66

The values provided are representative of fair values as of December 31, 2007 and 2008, and do not reflect subsequent changes in interest, tax or currency exchange rates, or other variables that may affect the determination of fair value. The following methods and assumptions were used to estimate fair values:

Term receivables—current:  The carrying amount approximated fair value at the respective dates due to the relative short maturities of this item.

Term receivables—noncurrent:   Fair value for term receivables due beyond one year from December 31, 2007 and 2008, has been estimated by discounting the carrying amount by a current rate of interest for the period of time the items are expected to be outstanding.

Debt: The fair value of long-term debt has been estimated by discounting the carrying amount by a current rate of interest for the period of time the debt is expected to be outstanding.

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(13)   Employee Benefit Plans

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of 12% of their salary or the statutorily prescribed limit to the plan. Employees are eligible after 90 days of service. At its discretion, the Company may make matching contributions. The Company made matching contributions during 2006, 2007 and 2008 of $936,000, $982,000 and $1.3 million, respectively. The Company also has retirement benefit plans related to its foreign subsidiaries. Amounts expensed under these plans were $275,000, $370,000 and $414,000 during 2006, 2007 and 2008, respectively.

The Company has a medical, dental and vision benefit plan and a short-term disability program covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company contributions to the plan were $2.0 million during 2006 and 2007, and $3.0 million during 2008. During 2008 the plan maintained individual and aggregate stop loss insurance policies on the medical portion of the plan of $95,000 and $3.5 million (based on actual plan participants, adjusted monthly), respectively, to mitigate losses.

In July 2004 the Company adopted the 2004 Employee Stock Purchase Plan (“Plan”) which became effective in conjunction with the initial public offering of common stock. The Plan is administered by the compensation committee of the board of directors and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the terms of the plan, substantially all employees are eligible to purchase shares of RightNow common stock through periodic after-tax payroll deductions at a purchase price established by the administrator. Payroll deductions are limited to 15% of the employee’s regular compensation for each purchase period. The administrator may set the purchase price equal to or discounted from fair market value on the first or last day of each purchase period. Purchase periods are consecutive six-month periods ending on the last day in June and December each year. For the purchase periods ended December 31, 2006 2007 and 2008, and June 30, 2007 and 2008, the plan was deemed noncompensatory because the terms were no more favorable than those available to all holders of our common stock. Activity under the plan for 2006, 2007 and 2008 was as follows:

	Purchase Date
	Dec 31, 2006	June 30, 2007	Dec 31, 2007	June 30, 2008	Dec 31, 2008
Purchase price per share	$16.36	$15.59	$15.06	$12.99	$7.34
Shares purchased	4,957	7,847	6,357	8,930	14,129

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2006, 2007 and 2008

(14)   Quarterly Results (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating statement data:
Total revenue	$25,702	$26,465	$29,246	$30,664
Gross profit	16,137	16,864	18,975	19,678
Net loss	(6,002)	(5,741)	(3,584)	(3,314)
Net loss per share:
Basic and Diluted	$(0.18)	$(0.17)	$(0.11)	$(0.10)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating statement data:
Total revenue	$32,898	$35,221	$36,237	$36,079
Gross profit	20,578	22,368	22,799	23,853
Net income (loss)	(3,396)	(3,132)	(1,447)	692
Net income (loss) per share:
Basic and Diluted	$(0.10)	$(0.09)	$(0.04)	0.02