Form 10-Q
period 2009-03-31
RIGHTNOW TECHNOLOGIES INC
filed 2009-05-08
CIK 1111247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2009 was 31,673,894

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2009

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31, 2008	March 31, 2009
Assets
Cash and cash equivalents	$51,405	$51,462
Short-term investments	34,412	36,517
Accounts receivable	36,770	24,220
Term receivables, current	5,752	4,810
Allowance for doubtful accounts	(2,277)	(1,901)
Receivables, net	40,245	27,129
Deferred commissions	5,381	5,331
Prepaid and other current assets	2,150	2,262
Total current assets	133,593	122,701

Long-term investments	4,963	4,980
Property and equipment, net	10,141	9,187
Term receivables, non-current	3,547	2,804
Intangible assets, net	6,399	6,104
Deferred commissions, non-current	2,840	2,322
Other	854	848
Total Assets	$162,337	$148,946

Liabilities and Stockholders’ Equity
Accounts payable	$5,058	3,932
Commissions and bonuses payable	5,665	3,084
Other accrued liabilities	11,165	10,377
Current portion of long-term debt	46	46
Current portion of deferred revenue	77,584	72,885
Total current liabilities	99,518	90,324

Long-term debt, less current portion	22	10
Deferred revenue, net of current portion	35,614	30,322

Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	102,662	104,345
Treasury Stock	(13,209)	(15,007)
Accumulated other comprehensive income	1,916	1,875
Accumulated deficit	(64,220)	(62,957)
Total stockholders’ equity	27,183	28,290
Total Liabilities and Stockholders’ Equity	$162,337	$148,946

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2008	2009
Revenue:
Software, hosting and support	$24,556	$26,045
Professional services	8,342	9,992
Total revenue	32,898	36,037

Cost of revenue:
Software, hosting and support	5,035	4,949
Professional services	7,285	7,008
Total cost of revenue	12,320	11,957

Gross profit	20,578	24,080

Operating expenses:
Sales and marketing	16,818	14,863
Research and development	4,486	4,756
General and administrative	3,516	3,446
Total operating expenses	24,820	23,065

Income (loss) from operations	(4,242)	1,015

Interest and other income, net	938	401

Income (loss) before income taxes	(3,304)	1,416
Provision for income taxes	(92)	(153)
Net income (loss)	$(3,396)	$1,263

Net income (loss) per share:
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.04

Shares used in the computation:
Basic	33,532	31,784
Diluted	33,532	32,249

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31, 2009
	2008	2009
Operating activities:
Net income (loss)	$(3,396)	$1,263
Non-cash adjustments:
Depreciation and amortization	1,954	1,887
Provision for losses on accounts receivable	89	57
Stock-based compensation	1,266	1,516
Changes in operating accounts:
Receivables	7,447	13,569
Prepaid expenses	(448)	(126)
Deferred commissions	(404)	525
Accounts payable	1,758	(1,107)
Commissions and bonuses payable	(1,523)	(2,553)
Other accrued liabilities	534	(716)
Deferred revenue	(3,434)	(9,429)
Other	(173)	—
Cash provided by operating activities	3,670	4,886

Investing activities:
Net change in investments	(1,970)	(2,251)
Acquisition of property and equipment	(1,522)	(684)
Cash used in investing activities	(3,492)	(2,935)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	414	78
Excess tax benefits of stock options exercised	51	89
Common stock repurchased	—	(1,798)
Payments on long-term debt	(11)	(12)
Cash provided (used) by financing activities	454	(1,643)

Effect of foreign exchange rates on cash and cash equivalents	278	(251)

Increase in cash and cash equivalents	910	57

Cash and cash equivalents at beginning of period	43,681	51,405
Cash and cash equivalents at end of period	$44,591	$51,462

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Business Description and Basis of Presentation

Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides on demand customer relationship management (“CRM”) software and services that help consumer-centric organizations improve customer experiences, while reducing costs. RightNow’s solutions go beyond traditional customer relationship management solutions to support a business’ external customer-facing channels as well as sales, marketing and customer service operations.  Approximately 1,900 corporations and government agencies worldwide depend on RightNow to achieve their strategic objectives and better meet the needs of those they serve. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in North America, Europe, Asia, and Australia. The Company operates in one segment, which is the customer relationship management market.

Basis of Presentation

The accompanying condensed interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at March 31, 2009, and results of operations and cash flows for the three month periods ended March 31, 2008 and 2009.  This includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances.  Estimates and assumptions are adjusted when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, foreign currency fluctuations, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable; the carrying amount of property and equipment and intangible assets; estimates regarding the recoverability and respective fair value of auction-rate securities and all other investments; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense.   As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

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

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. The Company’s cash balances with its financial institutions may exceed deposit insurance limits. Short and long-term investments are investment grade, interest-earning securities, and are diversified by type and industry.  The entire balance of long-term investments consists of auction rate securities (“ARS”) and a repurchase put option associated with the ARS as further described in Note 7.

The Company’s customers are worldwide with historical sales of approximately 68% to 75% in North America, 20% to 24% in Europe and 6% to 8% in Asia Pacific. No individual customer accounted for more than 10% of the Company’s revenue in 2008 or the three months ended March 31, 2009. One customer represented 22% of term receivables at December 31, 2008 and two customers  represented 36% of term receivables at March 31, 2009.  Beginning in 2007, our change to subscriptions from license arrangements requires that we no longer record additions to term receivables.  As a result, the customer concentration as a percentage of term licenses have increased since the change.  No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2008 and March 31, 2009.

As of December 31, 2008 and March 31, 2009, assets located outside North America were 12% and 14% of total assets, respectively. The loss from operations outside of North America totaled $4.3 million and $232,000 for the three months ended March 31, 2008 and 2009, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended March 31,
	2008	2009

North America	$22,357	$26,997
Europe	8,066	6,440
Asia Pacific	2,475	2,600
	$32,898	$36,037

(3) Revenue Recognition

The Company earns its revenues from the delivery of software, hosting, and support services, and from the delivery of professional services. Software, hosting and support services are sold under subscription arrangements and, to a lesser extent, license arrangements.  Hosting and support services involve the remote management of the software, technical assistance, and unspecified product upgrades and enhancements on a when and if available basis. Professional services include consulting, training and development services.

The Company recognizes revenue for subscriptions and licenses when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been made available or delivered to the customer; c) the Company’s fee for providing the software and services is fixed or determinable; and d) collection of the Company’s fee is probable.

Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. The Company accounts for subscriptions in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, value is allocated to each deliverable of an arrangement using prices established when the elements are sold stand-alone. Stand-alone sales of subscription agreements are evidenced by subscription renewals and stand-alone sales of professional services are evidenced by rates charged for consulting, education and development services in stand-alone transactions. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized over the contractual period and professional services are recognized as incurred provided that the above criteria have been met.

Under the Company’s subscription contracts, the Company applies EITF 00-21 to its subscriptions as opposed to Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) because the customer does not have the right to take possession of the software without incurring a significant incremental penalty. In accordance with Emerging Issues Task Force Issue No. 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-03”), such arrangements are considered service contracts and are not within the scope of SOP 97-2.

The Company’s revenue also is, to a lesser extent, earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, issued by the American Institute of Certified Public Accountants.  Licenses generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a “term” license) or perpetually. Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term contracts, the Company treats the software license, hosting and support services as single element for purposes of allocating revenue. The Company has established vendor specific objective evidence of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the period of the arrangement and revenue for professional services in these arrangements is recognized as performed.

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

(4)  Sales Commissions

Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $3.2 million and $2.8 million for the three months ended March 31, 2008 and 2009, respectively. Deferred commissions were $8.2 million and $7.7 million at December 31, 2008 and March 31, 2009, respectively.

(5) Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2008	2009

Weighted average common shares outstanding for basic net income (loss) per share	33,532	31,784
Effect of dilutive securities:
Employee stock options	—	465
Weighted average shares outstanding for dilutive net income (loss) per share	33,532	32,249

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2008	2009

Employee stock options	4,424	5,416

(6) Comprehensive Income (Loss)

Comprehensive income (loss) for the comparative periods was as follows (in thousands):

	Three Months Ended March 31,
	2008	2009

Net income (loss)	$(3,396)	$1,263
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	196	(129)
Unrealized loss on long-term investments	(415)	—
Foreign currency translation adjustments	(25)	88
Comprehensive income (loss)	$(3,640)	$1,222

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

FASB Staff Position 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”) deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and we adopted FSP 157-2 on January 1, 2009.  The adoption of SFAS 157 and SFAS 157-2 did not have a material impact on our consolidated financial statements.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$18,888	—	—	$18,888
Corporate notes and bonds	—	2,230	—	2,230
U.S. Government agency securities	—	31,892	—	31,892
State and municipal securities	—	2,395	—	2,395
Auction rate state and municipal securities	—	—	4,581	4,581
Repurchase put option	—	—	399	399
	$18,888	$36,517	$4,980	$60,385

Note: The Company has $32.6 million of cash as of March 31, 2009, which was not classified as a Level as prescribed within SFAS 157.

The following table illustrates the activity of “level 3” assets from December 31, 2008 to March 31, 2009 (in thousands):

Fair value at December 31, 2008	$4,963
Unrealized gain adjustment—ARS	356
Unrealized loss adjustment—put option	(339)
Fair value at March 31, 2009	$4,980

As of March 31, 2009, assets characterized as “level 3” for fair value purposes consist of approximately $5.0 million in par value auction rate federally insured student loan bonds with investment grades of AAA or AA.

Auction rate securities (“ARS”) are long-term bonds or preferred stocks that act like short-term debt, where interest rates reset in Dutch auctions held daily, weekly, or monthly and have historically provided liquidity for these investments. Despite the long-term contractual maturities of the underlying securities, all of these securities were considered available for sale and were available to fund the Company’s current operations as of December 31, 2007. Since February 2008, uncertainties in the credit markets caused substantially all auctions of these securities held by the Company to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the interest rate is reset at a predetermined rate. Given that substantially all of the auctions have been unsuccessful since February 2008, the Company classifies the investments as long-term.

During the fourth quarter of 2008, the Company executed a settlement agreement with its broker to redeem the ARS held by it at par commencing June 2010 through July 2012 (“redemption period”).  By accepting the terms of the settlement, the Company (1) received the non-transferable right (“put option”) to sell its ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from the Company at any time after the executed settlement agreement date as long as the Company receive par value.  The Company expects to sell the ARS under the put option.  However, if the put option is not exercised during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS.  Redemption of these investments may be subject to brokerage house default.  Furthermore, the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.  The broker has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the put option. The agreement covers $5.0 million par value (fair value of $4.6 million) of the ARS held by the Company as of March 31, 2009.  The Company considers the put option to be a freestanding financial instrument and it has been accounted for separately from the ARS.  The Company believes the put option does not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as the put option is non-transferable and not considered by the Company to be readily convertible into cash.  The Company also believes that, since the put option does not qualify as a derivative, it is not within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  During the fourth quarter of 2008, the Company elected the fair value option to account for the put option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and as such, changes in fair value are recorded through the statement of operations each reporting period. During the three months ended March 31, 2009, the Company recorded an unrealized loss on the put option of $339,000, recorded in other expense, net. The fair value of the instrument is recorded as an asset of $399,000 on the Company’s balance sheet in long-term investments as of March 31, 2009.

Simultaneously, during the fourth quarter of 2008, the Company made an election under SFAS No. 115 to transfer our ARS from available-for-sale to trading securities.  The transfer to trading securities reflects our intent to exercise the put option during the redemption period.  Prior to entering into the settlement agreement, the Company intent was to hold the ARS until the market recovered.  At the time of the transfer, the unrealized loss on the ARS for the first three quarters of 2008 of $390,000 included in accumulated other comprehensive income (loss) was immediately recognized in earnings, as a component of other income, net.  During the fourth quarter of 2008, the Company recognized an additional decline in fair value of $385,000, included in other expense, net for a total unrealized loss of $775,000 for the year ended December 31, 2008.  As of the first quarter of 2009, the Company recognized an increase in fair value for a total unrealized gain of $356,000, included in other expense, for the period ended March 31, 2009.

The Company estimated the fair value of our ARS and put option using a discounted cash flow model where it considered assumed risk premiums and assumed work out periods.  The amount derived through the discounted cash flow model was generally consistent with the ARS fair value indicated by the broker statement at March 31, 2009.  The broker statement did not provide a fair value assessment of the put option at March 31, 2009.

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

(8) Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) Share Based Payment, (“SFAS 123R”).  Under SFAS 123R, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards.  The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award.  The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award.

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended March 31,
	2008	2009
Stock-based compensation expense:
Cost of software, hosting and support	$77	$96
Cost of professional services	153	133
Sales and marketing expenses	538	622
Research and development expenses	235	262
General and administrative expenses	263	403
Total stock-based compensation expense	$1,266	$1,516

No stock-based compensation expense was capitalized during the three months ended March 31, 2008 or 2009.

Unrecognized compensation expense of outstanding stock options at March 31, 2009 was approximately $16.3 million, which is expected to be recognized over a weighted average period of 3 years.

Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended March 31,
	2008	2009
Fair value per share	$5.27	$4.47
Risk free rate	2.6%	1.6%
Expected term	4.6 yrs	4.4 yrs
Volatility	55%	67%
Dividend yield	0%	0%

Key assumptions used to estimate the fair value of stock awards are as follows:

Risk Free Rate: The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at or near the time of grant for the expected term of the award.

Expected Term : The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual term of the awards, vesting schedules and expectations of employee exercise behavior.

Volatility:  The Company’s estimate of expected volatility is based on the  historical volatility of the Company’s common stock over the expected life of the options as this represents the Company’s best estimate of future volatility.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the three months ended March 31, 2009 was as follows (option shares in thousands):

	Shares available for grant	Outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2008	3,610	4,428	$11.81	$3,978	6.8
Annual reserve addition (1)	1,000	—	—
Granted	(1,711)	1,711	8.36
Exercised	—	(75)	1.03
Forfeited, expired, exchanged or canceled (2)	155	(183)	13.73
Balance at March 31, 2009	3,054	5,881	$10.88	$3,365	7.8

Vested or expected to vest at March 31, 2009		5,361	$10.96	$3,354	7.6

Exercisable at March 31, 2009		2,597	$11.05	$3,299	6.0

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

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2009 was $2.6 million and $400,000, respectively.

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

(10) Income Taxes

The provision for income taxes of $153,000 in the three months ended March 31, 2009, consists primarily of state taxes and foreign taxes withheld.  Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, foreign rate differentials, and non-deductible meal and entertainment expenses.  As of December 31, 2008 and March 31, 2009, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized.  The

Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Consolidated Statements of Operations.  The amount of interest and penalties for the three months ended March 31, 2009 was insignificant.  Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.

Cautionary Statement

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, and assumptions and judgments. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, general economic conditions; fluctuations in foreign currency exchange; our business model; our ability to develop or acquire, introduce, market and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; possible fluctuations in our operating results including our revenue mix and our rate of growth; interruptions or delays in our hosting operations; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities; our ability to sell auction rate securities under a put option with our broker, any unanticipated ambiguities in fair value accounting standards; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

We released our initial version of RightNow Service ™ in 1997.  This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel.  Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone and proactive outbound email communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing ™, RightNow Sales ™ and RightNow Feedback ™ which automate aspects of marketing campaigns, sales operations, and customer monitoring.  In February 2007, we initiated a quarterly release cycle which allows us to deliver new product capabilities to customers every three months.  The latest of our quarterly releases is RightNow February ’09, which includes new functionality to help companies with product registrations and to facilitate cross sell/upsell.  To date, approximately 80% to 90% of our software, hosting and support revenue has been generated by the RightNow Service suite.

Our products served more than 606 million customer interactions, or unique sessions hosted by our solutions, during the three months ended March 31, 2009. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

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

Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application.  Professional services revenue increased from 25% of total revenue in the three months ended March 31, 2008 to 28% of total revenue in the three months ended March 31, 2009.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities.  Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances.  Estimates and assumptions are adjusted when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, foreign currency fluctuations, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  These assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, valuation of receivables and deferred tax assets, and accounting for share-based compensation.

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

Revenue Recognition

We sell the majority of products under subscription arrangements (“subscriptions”). For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and, in accordance with EITF 00-03, such arrangements are considered service contracts which are outside the scope of SOP 97-2. Accordingly, we account for sales of subscriptions under SAB 104 and EITF 00-21. We recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values, in accordance with EITF 00-21.

To a lesser extent, we sell products under software license arrangements (“licenses”) and account for them in accordance with SOP 97-2 and SOP 98-9. Licenses generally include multiple elements that are delivered up front or over time. For example, under a term license, we deliver the software up front and provide hosting and support services over time. Fair value for each element in a license does not exist since none are sold separately, and consequently, the bundled revenue is recognized ratably over the length of the agreement. Under a perpetual license, vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and therefore the license element is recognized immediately into revenue upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term.

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

Allowance for doubtful accounts

We regularly assess the collectability of outstanding customer invoices and, in so doing we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates and exceed our related loss allowance.

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

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2” and “FAS 124-2”). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “APB 28-1”) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities,  SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2008	2009

Revenue:
Software, hosting and support	75%	72%
Professional services	25	28
Total revenue	100	100
Cost of revenue:
Software, hosting and support	15	14
Professional services	22	19
Total cost of revenue	37	33
Gross profit	63	67
Operating expenses:
Sales and marketing	51	41
Research and development	14	13
General and administrative	11	10
Total operating expenses	76	64
Income (loss) from operations	(13)	3
Interest and other income, net	3	1
Income (loss) before income taxes	(10)	4
Provision for income taxes	—	—
Net income (loss)	(10)%	4%

The following table sets forth the number of our on demand customer interactions and also our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2008	2009

Customer interactions (in millions)	463	606
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	75%	72%
Professional services	25	28
Revenue by geography in:
North America	67%	75%
Europe	25	18
Asia Pacific	8	7

Quarter Overview

Total revenue for the first quarter of 2009 increased 10% over the first quarter of 2008.  Software, hosting and support revenue, during the first quarter of 2009 increased 6% compared to the first quarter of 2008, due to expansion within the current customer base, and new customer acquisitions.  Professional services revenue increased 20% over the first quarter of 2008, due to capacity growth and improved billable utilizations.

During 2008, we continued to invest in our operations by adding professional service personnel and partners to support our solution offerings, and added capacity to our hosting and technical support organizations to broaden and enhance our solution offerings.  The increase in expenses from these investments was offset by a foreign currency exchange rate benefit, and expense management.  These factors decreased total expenses in absolute dollars and as a percentage of revenue during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Consequently, our operating income (loss) as a percentage of revenue improved to 3% during the quarter ended March 31, 2009 compared to (13) % during the quarter ended March 31, 2008.

Our results were impacted by the strength of the U.S. dollar in the first quarter of 2009 relative to the British pound, Australian dollar, and Euro when compared to the first quarter of 2008. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations.   Constant currency discussions herein are based on comparison to currency exchange rates during the prior year.  For example, total revenue in the first quarter of 2009 increased by $3.1 million, or 10% over total revenue reported in the first quarter of 2008.  If currency exchange rates in the first quarter of 2009 had remained constant with the first quarter 2008, revenue as of March 31, 2009 would have increased by approximately an additional $2.2 million, or a further 6%. In other words, the change in exchange rates between the first quarter of 2008 and 2009 had unfavourable impact to revenue of approximately $2.2 million or 6%.  Using the same methodology, the change in exchange rates between the first quarter of 2008 and 2009 had unfavorable impact on deferred revenue of $6.7 million or 0.5%.  Expenses associated with international revenue are primarily paid in local currency, which generally provides a natural hedge to offset the revenue impact.  These expenses as of March 31, 2009 decreased $1.9 million on a constant currency basis as compared to the respective weighted average exchange rates during the quarter ended March 31, 2008.  The expenses most significantly exposed to currency exchange fluctuations are within sales and marketing and professional services cost of revenue.

For the quarter ended March 31, 2009, we generated $4.9 million of cash from operations compared to $3.7 million of cash from operations in the quarter ended March 31, 2008.  Our cash and investment balances increased to $93.0 million at March 31, 2009 from $90.8 million at December 31, 2008, partially due to $4.9 million of cash generated from operations, offset by the use of $1.8 million to repurchase 231,000 shares of our common stock, thus completing our $15 million board approved stock buyback program.

As of March 31, 2009, we had an accumulated deficit of $63.0 million.  This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Three Months Ended March 31, 2008 and 2009

Revenue

	Three Months Ended March 31,
(Amounts in thousands)	2008	2009	Percent Change

Software, hosting and support	$24,556	$26,045	6%
Professional services	8,342	9,992	20
Total revenue	$32,898	$36,037	10%

Total revenue for the three months ended March 31, 2009 was $36.0 million, an increase of $3.1 million, or 10%, over total revenue of $32.9 million for the three months ended March 31, 2008.  If currency exchange rates in the first quarter of 2009 had remained constant with the first quarter 2008 rates, revenue as of March 31, 2009 would have increased by approximately an additional $2.2 million or a further 6% with the majority of the currency rate impact within software, hosting and support revenue.

Software, hosting and support revenue comprised of subscriptions, term licenses, hosting, support and perpetual license revenue, for the three month period ended March 31, 2009 increased 6% over the comparable 2008 three month period, primarily due to expansion within the current customer base, and new customer acquisitions over the comparable period.  We believe our latest product, RightNow 8, appeals to large customers because of its robust performance characteristics, which in turn has driven larger average purchase volumes and higher average selling prices per customer on a trailing twelve month basis.  Average revenue within the existing customer base increased as a result of sales of capacity additions, contract renewals and new products.  Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 606 million in the quarter ended March 31, 2009 as compared to 463 million in the quarter ended March 31, 2008.   If currency exchange rates in the first quarter of 2009 had remained constant with the first quarter 2008 rates, software, hosting and support revenue as of March 31, 2009 would have increased by approximately an additional $1.6 million, or a further 7%.

Professional services revenue increased $1.7 million, or 20%, in the quarter ended March 31, 2009 over the comparable 2008 quarter.  We believe the growth in professional services revenue is primarily due to larger project implementations, as a result of the release of RightNow 8.0, which has created expanded opportunities within the contact center space.  Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.  We increased capacity to deliver professional services by growing headcount in that organization to 171 at March 31, 2009 from 153 at March 31, 2008.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue.  Professional services revenue represented 28% and 25% of total revenue in the three months ended March 31, 2009 and 2008, respectively.

Revenue from European customers decreased to 18% of total revenue in the quarter ended March 31, 2009 from 25% of total revenue in the quarter ended March 31, 2008, while revenue from Asia Pacific clients was 7% of total revenue in the quarter ended March 31, 2009 compared to 8% of total revenue in the quarter ended March 31, 2008.  Total revenue outside North America decreased to 25% of revenue in the three months ended March 31, 2009, as compared to 33% for the comparative three month period ended March 31, 2008, due primarily to a negative currency impact in the first quarter of 2009 and growth in North American revenue as compared to the comparable period one year earlier.

Cost of Revenue

	Three Months Ended March 31,
(Amounts in thousands)	2008	2009	Percent Change

Software, hosting and support	$5,035	$4,949	(2)%
Professional services	7,285	7,008	(4)
Total cost of revenue	12,320	11,957	(3)%

Total cost of revenue for the quarter ended March 31, 2009 was $12.0 million, a decrease of $363,000, or 3%, over total cost of revenue of $12.3 million for the quarter ended March 31, 2008.

Cost of software, hosting and support decreased $86,000, or 2%, in the first quarter of 2009 over the first quarter of 2008 due to expense management during 2009, including improved voice hosting costs.  These decreases were offset somewhat by increased headcount to assist with voice and non-voice hosting volume in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.    Average employee count in our hosting and technical support operations was 93 during the first quarter of 2009 as compared to 84 during the first quarter of 2008, which increased salaries and related expenses (i.e. salaries, bonuses, and stock-based compensation) by $131,000 and increased common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses) by $48,000 during the first quarter of 2009.  These costs were more than offset by improved voice hosting bandwidth service costs, which decreased $173,000 during the first quarter of 2009, and a decrease of approximately $106,000 in depreciation expense associated with hosting operations.  As a percent of the associated revenue, software, hosting and support costs were 19% in the three months ended March 31, 2009 as compared to 21% of associated revenue in the three months ended March 31, 2008.  The reduction in the software, hosting and support costs as a percentage of revenue was due to improved leverage in our business model, combined with expense management and favorable currency impact in the first quarter of 2009 as compared to the first quarter of 2008.

Cost of professional services decreased $277,000, or 4%, in the quarter ended March 31, 2009 over the quarter ended March 31, 2008. The expense reduction was attributable to a favorable foreign currency exchange rate impact of $641,000 and a reduction in travel related expenses, offset by expense increases due to increased headcount and higher utilization of third-party partners that assisted in the deployment of professional services. Average employee count in our professional service operations was 171 during the first quarter of 2009 compared to 153 during the first quarter of 2008.  As a percent of the associated revenue, professional services costs were 70% in the three months ended March 31, 2009, as compared to 87% in the three months ended March 31, 2008, respectively.  The reduction in the professional service costs as a percentage of revenue was due to favorable currency impact and expense management in the first quarter of 2009 as compared to the comparable period one year earlier.  Employee training, customer scheduling requirements, and use of third-party resources can cause fluctuation in professional service costs as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,
(Amounts in thousands)	2008	2009	Percent Change

Sales and marketing	$16,818	$14,863	(12)%
Research and development	4,486	4,756	6
General and administrative	3,516	3,446	(2)
Total operating expenses	$24,820	$23,065	(7)%

Sales and Marketing Expenses

Sales and marketing expenses were $14.9 million in the first quarter of 2009, a decrease of $1.9 million, or 12%, over sales and marketing expenses of $16.8 million in the first quarter of 2008. The decrease was due primarily to a $1.0 million favorable foreign currency exchange rate impact, and reduced headcount.  Average employee count in our sales and marketing organization decreased to 253 during the first quarter of 2009 from 264 during the first quarter of 2008, stemming from an expense reduction effort in the fourth quarter of 2008.  Commissions and bonus expense decreased due to headcount reduction and decreased sales compared to the first quarter of 2008.  Travel related costs decreased due to improved expense management.

Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing.  Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized.    Net sales incentive expense was $2.8 million and $3.2 million in the quarter ended March 31, 2009 and 2008, respectively.  Our deferred commissions were $8.2 million and $7.7 million at December 31, 2008 and March 31, 2009, respectively.

Research and Development Expenses

Research and development expenses were $4.8 million in the three months ended March 31, 2009, an increase of $270,000, or 6%, over research and development expenses of $4.5 million in the three months ended March 31, 2008, primarily due to growth in headcount and expenditures pertaining to quality assurance software research and development.  Average employee count in our research and development organization was 144 during the first quarter of 2009 compared to 132 during the first quarter of 2008.

General and Administrative Expenses

General and administrative expenses remained relatively constant at $3.4 million, in the first quarter of 2009 over the first quarter of 2008 mostly as a result of expense management.  Average employees in our general and administrative organization were 80 during the first quarter of 2009 compared to 71 during the first quarter of 2008.  The growth in headcount attributed to an increase of $278,000 of personnel related expenses, which include salaries, bonuses, stock-based compensation, and common expense allocation.  These costs were primarily offset by a $282,000 reduction in legal fees and third-party consulting fees.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three months ended March 31, 2009 was $1.5 million as compared to $1.3 million in the three months ended March 31, 2008.   Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in thousands)	2008	2009	Percent Change

Interest income	$924	$320	(65)%
Interest expense	(4)	(3)	n/m
Other income	18	84	367
Total interest and other income, net	$938	$401	(57)%

Interest income decreased 65% in the first quarter of 2009 from the first quarter of 2008 due to declining investment yields driven by the periodic decreases in the federal funds rate.  Our investment portfolio consists primarily of investment-grade government agency securities, corporate debt instruments, and auction-rate securities.

Other income consists primarily of a gain on our auction-rate securities (“ARS”), which were offset by a loss on a put option settlement right associated with the auction-rate securities and losses on transactions denominated in foreign currencies.  See Note 3 to our Condensed Consolidated Financial Statement for further discussion on ARS investments and the related put option.

Provision for Income Taxes

The provision for income taxes of $153,000 in the three months ended March 31, 2009 consists primarily of state taxes and foreign taxes withheld.  Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, foreign rate differentials, and non-deductible meal and entertainment expenses.  Our effective tax rate in 2009 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Amounts in thousands)	2008	2009	Percent Change

Cash, cash equivalents and short-term investments	$81,176	$87,979	8%
Long-term investments	17,810	4,980	(72)%
Cash provided by operating activities	3,670	4,886	33%

At March 31, 2009, cash, cash equivalents, and short-term investments totaled $88.0 million.  Long-term investments totaled approximately $5.0 million.  In addition to our cash and short-term investments, other sources of liquidity at March 31, 2009 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $4.9 million of cash during the three months ended March 31, 2009, as compared to providing $3.7 million of cash during the three months ended March 31, 2008.  Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns.  Strong cash collections from sales in the fourth quarter of 2008 was the primary driver in the cash provided in operating activities during the quarter ended March 31, 2009.  Historically, the percentage of business signed with monthly or periodic billing terms has ranged from approximately 15 to 20%, but during the third and fourth quarters of 2008 it increased to approximately 25% and remained at approximately 25% as of March 31, 2009.  Deferred revenue is not recorded for subscriptions with monthly or periodic billing terms until the invoices are issued.  A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented approximately 6.5% and 5% of current accounts and term receivables at March 31, 2009 and at December 31, 2008, respectively.  The decline in current accounts receivable and term receivables at March 31, 2009 as compared to December 31, 2008 primarily accounted for the increase in the allowance percentage.  Accounts receivable written off in the first quarter of 2008 were relatively consistent with the fourth quarter of 2008.  We regularly assess the adequacy of the allowance for doubtful accounts.  Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

Investing activities used $2.9 million in the three months ended March 31, 2009. First quarter 2009 investing activities consisted of net purchases of short-term investments of $2.3 million and approximately $700,000 of purchased capital expenditures. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth.

Financing activities used $1.6 million in the three months ended March 31, 2009, which was primarily due to a 231,000 share repurchase of our common stock for $1.8 million, thus completing our $15 million board approved stock buyback program.

As of March 31, 2009, we held approximately $5.0 million in par value auction rate securities (“ARS”) that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.  The ARS are comprised of federally insured student loan bonds.

During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par  commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option.  However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS.  Redemption of these investments may be subject to brokerage house default.  As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities.  During the first quarter of 2009 we marked to market the investment in accordance with SFAS 115, which resulted in an increase in fair value for a total unrealized gain of $356,000, included in other expense, net.  Partially offsetting this gain within other expense, net was a $339,000 unrealized loss related to the change in fair value of the put option we obtained pursuant to the settlement agreement. We elected the fair value option on the put option in accordance with SFAS 159, and as such, changes in fair value are recorded during each reporting period.  Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness.  Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.  As a result, the agreement covers $5.0 million par value (fair value $4.6 million) of the ARS held by us as of March 31, 2009.  We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible acquisition of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations or commitments since December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the British pound, Australian dollar, and Euro, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended March 31, 2009 or March 31, 2008.

Our results were impacted by the strength of the U.S. dollar in the first quarter of 2009 relative to the British pound, Australian dollar, and Euro when compared to the first quarter of 2008.  Foreign currency fluctuations during the first quarter of 2009 decreased revenue by approximately $2.2 million on a constant currency basis as compared to the weighted average exchange rates during the quarter ended March 31, 2008.  Additionally, deferred revenue decreased by approximately $6.7 million on a constant currency basis as compared to the period end rates as of March 31, 2008.  Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact.  These expenses in the first quarter of 2009 decreased $1.9 million on a constant currency basis as compared to the weighted average exchange rates during the quarter ended March 31, 2008.  Continued changes in the dollar relative to other currencies may cause us to experience further impact.

Interest Rate Sensitivity

Our investments consist of short-term and long-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk.  We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets.  We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity.  If market interest rates were to increase by 100 basis points from the level at March 31, 2009, the fair value of our portfolio would decline by approximately $314,000.

Liquidation and Valuation Risk

Our long-term investments consist of approximately $5 million in par value auction rate securities with investment grades of AAA or AA, as of March 31, 2009. Despite the long-term contractual maturities of the auction rate securities, all of these securities are considered trading securities. Since February 2008, uncertainties in the credit markets caused all auctions of the Company’s securities to be unsuccessful. During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default.  As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities.  During the first quarter of 2009, we marked to market the investment in accordance with SFAS 115, which resulted in an increase in fair value for a total unrealized gain of $356,000, included in other expense, net.  Partially offsetting this gain within other expense, net was a $339,000 unrealized loss related to the put option we obtained pursuant to the settlement agreement.  Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness.  Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.  As a result, the agreement covers $5.0 million par value (fair value $4.6 million) of the ARS held by us as of March 31, 2009.  Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

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

Item 1A.  Risk Factors

A restated description of the risk factors associated with our business is set forth below.  This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our clients consist of large and small companies in nearly all industry sectors and geographies. Potential new clients or existing clients could defer purchases of our products because of unfavorable macroeconomic conditions, such as fluctuations in currency exchange rates, industry purchasing patterns, industry or national economic downturns, rising interest rates, and other factors. Our ability to grow revenue may be adversely affected by unfavorable economic conditions.

During 2008 and in recent months, there has been deterioration in global economic conditions due to many factors, including the credit market crisis, reduced credit availability, bank failures, slower economic activity, significant expense reductions, bankruptcies, concerns about inflation, current recession, and general adverse business conditions. These conditions could lead to fewer sales of our products, longer sales cycles, customers requesting longer payment terms, customers failing to pay amounts due, and slower collections of accounts receivable. All of these factors could adversely impact our results of operations, cash flow from operations, and our financial position. In addition, we may be forced to respond to an economic downturn by contracting operations, which we may have difficulties managing in a timely fashion.

We have significant international sales and are subject to risks associated with operating in international markets including the risk of foreign currency exchange rate fluctuations.

International sales comprised 33% and 25% of our revenue for the quarters ended March 31, 2008 and 2009, respectively. We intend to continue to pursue and expand our international business activities. Adverse economic and political conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

Margins on sales of our products and services in foreign countries, and on sales of products and services that include costs from foreign based employees or foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations.  During the quarter ended March 31, 2009, the U.S. dollar fluctuated significantly compared to the British pound, Australian dollar, and Euro.  Foreign currency fluctuations during the first quarter of 2009 decreased revenue by approximately $2.2 million on a constant currency basis as compared to the weighted average exchange rates during the quarters ended March 31, 2008.   Additionally, deferred revenue decreased by approximately $6.7 million on a constant currency basis as compared to the period end rates as of March 31, 2008.  Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact.  These expenses in the first quarter of 2009 decreased $1.9 million on a constant currency basis as compared to the weighted average exchange rates during the quarters ended March 31, 2008.  The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in EMEA, and Asia-Pacific and non-U.S. dollar denominated operating expenses incurred in these respective regions.   These foreign currency exposures may make it difficult to compare our financial statements for the current period with financial statements from earlier periods.

We may not be able to sustain or increase profitability in the future.

We had an accumulated deficit of $63.0 million. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability.  We may not be able to continue to improve our operating results at the rate that has occurred in the past. Even though we returned to profitability eight quarters subsequent to substantially eliminating perpetual license sales, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

As of March 31, 2009, approximately 90% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside.  We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, and cause us to issue credits or pay penalties or cause clients to fail to renew their licenses, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.  Additionally, during the first quarter of 2009, we announced a SaaS service level credit program, which provides for a partial rebate if we fall short of our system availability objective.  If we fail to meet this objective for one or all of our customers, we may have to pay a substantial amount of money, which may impact cash reserves, revenue recognition, and our reputation.

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

In order to expand our addressable market, we may decide to acquire additional businesses, products and technologies. In May 2005, we acquired the assets of Convergent Voice and in May 2006, we acquired Salesnet, Inc. Acquisitions could require significant capital infusions into the acquired business and could involve many risks, including, but not limited to, the following:

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

•                                          we may issue equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock; and

•                                          acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

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

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Prior to March 3, 2008 our investment policy allowed us to invest cash in auction-rate securities (“ARS”). At March 31, 2009 we held approximately $5.0 million par value ARS that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value.  However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS.  Redemption of these investments may be subject to brokerage house default.  As a result of this settlement, we reclassified the $5.0 million par value ARS from available for sale securities to trading securities.  During the first quarter of 2009 we marked to market the investment in accordance with SFAS 115, which resulted in an increase in fair value for a total unrealized gain of $356,000 included in other expense, net.  Partially, offsetting this gain within other expense, net was a $339,000 unrealized loss as of March 31, 2009  related to the put option we obtained pursuant to the settlement agreement.  Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness.  Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.

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

At March 31, 2009, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25.2% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 30.4% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

(c)           Purchases of Equity Securities.

On October 20, 2008, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $15.0 million of our common stock over the next two years.  The Company was permitted to purchase shares from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission.  As of December 31, 2008, we repurchased 1,881,877 shares of common stock under this program at a total price of $13.2 million.  During the first quarter of 2009, we repurchased 231,115 shares of common stock under this program at a total price of $1.8 million.  There can be no further repurchases made under this program as the remainder of the authorized $15.0 million was utilized during the first quarter of 2009.

The table below summarizes the first quarter of 2009 repurchase history under the share repurchase program:

				Approximate dollar
			Total number of shares	value of shares that
			purchased as part of	may yet be purchased
	Total number of	Avg. price paid	authorized repurchase	under the repurchase
Fiscal Year 2009	shares purchased	per share	program	program
Feb 25-27	107,490	$7.86	107,490	$952,486
Mar. 2-4	123,625	7.70	123,625	117
Total Fiscal Year 2009	231,115	$7.75	231,115	$117

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

Dated:  May 8, 2009

RightNow Technologies, Inc.

(Registrant)

By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Vice President and,
Treasurer
(Principal Financial and Accounting Officer)