Form 10-Q
period 2009-06-30
RIGHTNOW TECHNOLOGIES INC
filed 2009-08-07
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 31, 2009 was 31,724,037.

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RightNow Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	December 31,	June 30,
	2008	2009
Assets
Cash and cash equivalents	$51,405	$46,987
Short-term investments	34,412	42,808
Accounts receivable	36,770	31,670
Term receivables, current	5,752	4,107
Allowance for doubtful accounts	(2,277)	(1,910)

Receivables, net	40,245	33,867
Deferred commissions	5,381	5,663
Prepaid and other current assets	2,150	2,152

Total current assets	133,593	131,477

Long-term investments	4,963	4,792
Property and equipment, net	10,141	9,775
Term receivables, non-current	3,547	2,159
Intangible assets, net	6,399	5,738
Deferred commissions, non-current	2,840	2,830
Other	854	811

Total Assets	$162,337	$157,582

Liabilities and Stockholders’ Equity
Accounts payable	$5,058	$5,952
Commissions and bonuses payable	5,665	4,958
Other accrued liabilities	11,165	11,895
Current portion of long-term debt	46	45
Current portion of deferred revenue	77,584	75,972

Total current liabilities	99,518	98,822

Long-term debt, less current portion	22	—
Deferred revenue, net of current portion	35,614	28,112

Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	102,662	107,282
Treasury stock	(13,209)	(15,007)
Accumulated other comprehensive income	1,916	1,260
Accumulated deficit	(64,220)	(62,921)

Total stockholders’ equity	27,183	30,648

Total Liabilities and Stockholders’ Equity	$162,337	$157,582

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenue:
Software, hosting and support	$25,573	$27,424	$50,129	$53,469
Professional services	9,648	8,916	17,990	18,908

Total revenue	35,221	36,340	68,119	72,377

Cost of revenue:
Software, hosting and support	5,043	4,954	10,078	9,903
Professional services	7,810	6,346	15,095	13,354

Total cost of revenue	12,853	11,300	25,173	23,257

Gross profit	22,368	25,040	42,946	49,120

Operating expenses:
Sales and marketing	17,627	16,008	34,445	30,871
Research and development	4,507	5,051	8,993	9,807
General and administrative	3,890	4,207	7,406	7,653

Total operating expenses	26,024	25,266	50,844	48,331

Income (loss) from operations	(3,656)	(226)	(7,898)	789

Interest and other income, net	519	351	1,457	752

Income (loss) before income taxes	(3,137)	125	(6,441)	1,541
(Provision) benefit for income taxes	5	(89)	(87)	(242)

Net income (loss)	$(3,132)	$36	$(6,528)	$1,299

Net income (loss) per share:
Basic	$(0.09)	$0.00	$(0.19)	$0.04
Diluted	$(0.09)	$0.00	$(0.19)	$0.04

Shares used in the computation:
Basic	33,582	31,677	33,557	31,730
Diluted	33,582	32,160	33,557	32,207
See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2008	2009
Operating activities:
Net income (loss)	$(6,528)	$1,299
Non-cash adjustments:
Depreciation and amortization	3,886	3,613
Provisions for uncollectible accounts receivable	115	87
Stock-based compensation	3,163	4,252
Changes in operating accounts:
Receivables	11,509	8,398
Prepaid expenses and other current assets	(443)	(107)
Deferred commissions	(1,213)	(77)
Accounts payable	1,584	830
Commissions and bonuses payable	(781)	(810)
Other accrued liabilities	451	446
Deferred revenue	567	(11,467)
Other	(66)	503

Cash provided by operating activities	12,244	6,967

Investing activities:
Net change in investments	(1,222)	(8,310)
Acquisition of property and equipment	(3,033)	(2,530)
Other	(27)	5

Cash used in investing activities	(4,282)	(10,835)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	648	229
Excess tax benefits of stock options exercised	—	137
Common stock repurchased	—	(1,798)
Payments on long-term debt	(22)	(23)

Cash provided (used) by financing activities	626	(1,455)

Effect of foreign exchange rates on cash and cash equivalents	512	905

Increase (decrease) in cash and cash equivalents	9,100	(4,418)

Cash and cash equivalents at beginning of period	43,681	51,405

Cash and cash equivalents at end of period	$52,781	$46,987

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
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at June, 30, 2009, results of operations for the three and six month periods ended June 30, 2008 and 2009 and cash flows for the six month periods ended June 30, 2008 and 2009. This includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year.
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
     With customers that span the world the Company’s historical revenue ranges have been approximately 67% to 75% in North America, 18% to 25% in Europe and 7% to 9% in Asia Pacific. No individual customer accounted for more than 10% of the Company’s revenue in 2008 or the three and six months ended June 30, 2009. No individual customer accounted for more than 10% of the Company’s accounts receivable or total net receivables at December 31, 2008 and June 30, 2009. Beginning in 2007, our change to subscriptions from license arrangements requires that we no longer record additions to term receivables. As a result, the customer concentration as a percentage of term licenses has increased since the change. One customer represented 22% of term receivables at December 31, 2008 and two customers represented 38% of term receivables at June 30, 2009.
     As of December 31, 2008 and June 30, 2009, assets located outside North America were 12% and 14% of total assets, respectively. The loss from operations outside of North America totaled $8.5 million and $635,000 for the six months ended June 30, 2008 and 2009, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

North America	$23,384	$26,386	$45,741	$53,383
Europe	8,876	6,832	16,942	13,272
Asia Pacific	2,961	3,122	5,436	5,722

	$35,221	$36,340	$68,119	$72,377

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
     Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. The Company accounts for subscriptions in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, value is allocated to each deliverable of an arrangement using prices established when the elements are sold stand-alone. Stand-alone sales are evidenced by subscription renewals and by rates charged for consulting, education, and development services in stand-alone transactions. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized ratably over the contractual period and professional services are recognized as performed provided the above criteria have been met.
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

(4) Sales Commissions
     Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $3.8 million and $3.4 million for the three months ended June 30, 2008 and 2009, respectively. Sales incentive expense was $7.0 million and $6.2 million for the six months ended June 30, 2008 and 2009, respectively. Deferred commissions were $8.2 million and $8.5 million at December 31, 2008 and June 30, 2009, respectively.
(5) Net Income (Loss) Per Share
     A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Weighted average common shares outstanding for basic net income (loss) per share	33,582	31,677	33,557	31,730
Effect of dilutive securities:
Employee stock options	—	483	—	477

Weighted average shares outstanding for dilutive net income (loss) per share	33,582	32,160	33,557	32,207

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Employee stock options	4,584	5,498	4,584	5,504
(6) Comprehensive Income (Loss)
     Comprehensive income (loss) for the comparative periods was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Net income (loss)	$(3,132)	$36	$(6,528)	$1,299
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	(172)	323	25	194
Unrealized loss on long-term investments	(10)	—	(425)	—
Foreign currency translation adjustments	(71)	(938)	(95)	(850)

Comprehensive income (loss)	$(3,385)	$(579)	$(7,023)	$643

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
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$29,750	$—	$—	$29,750
Money Market funds	15,837	—	—	15,837
Commercial paper	—	4,197	—	4,197
Corporate notes and bonds	—	2,556	—	2,556
U.S. Government agency securities	—	35,060	—	35,060
State and Municipal securities	—	2,395	—	2,395
Auction rate preferred stocks	—	—	4,792	4,792
	$45,587	$44,208	$4,792	$94,587

     The following table illustrates the activity of “level 3” assets from December 31, 2008 to June 30, 2009 (in thousands):

June 30, 2009
Fair value at December 31, 2008	$4,963
Unrealized gain adjustment—ARS	371
Unrealized loss adjustment—put option	(344)
Redemption of auction rate preferred stocks	(198)

Fair value at June 30, 2009	$4,792

     As of June 30, 2009, assets characterized as “level 3” for fair value purposes consist of approximately $4.8 million in par value auction rate federally insured student loan bonds with investment grades of AAA or AA.
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
     During the fourth quarter of 2008, the Company executed a settlement agreement with its broker to redeem the ARS held by it at par commencing June 2010 through July 2012 (“redemption period”). By accepting the terms of the settlement, the Company (1) received the non-transferable right (“put option”) to sell its ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from the Company at any time after the executed settlement agreement date as long as the Company receive par value. The Company expects to sell the ARS under the put option. However, if the put option is not exercised during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. Furthermore, the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. The broker has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the put option. The agreement covers $4.8 million par value (fair value of $4.4 million) of the ARS held by the Company as of June 30, 2009. The Company considers the put option to be a freestanding financial instrument and it has been accounted for separately from the ARS. The Company believes the put option does not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as the put option is non-transferable and not considered by the Company to be readily convertible into cash. The Company also believes that, since the put option does not qualify as a derivative, it is not within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). During the fourth quarter of 2008, the Company elected the fair value option to account for the put option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and as such, changes in fair value are recorded through the statement of operations each reporting period. During the six months ended June 30, 2009, the Company recorded an unrealized loss on the put option of $344,000, recorded in other income, net. The fair value of the instrument is recorded as an asset of $394,000 on the Company’s balance sheet in long-term investments as of June 30, 2009.
     Simultaneously, during the fourth quarter of 2008, the Company made an election under SFAS No. 115 to transfer our ARS from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the put option during the redemption period. Prior to entering into the settlement agreement, the Company intent was to hold the ARS until the market recovered. At the time of the transfer, the unrealized loss on the ARS for the first three quarters of 2008 of $390,000 included in accumulated other comprehensive income (loss) was immediately recognized in earnings, as a component of other income, net. During the fourth quarter of 2008, the Company recognized an additional decline in fair value of $385,000, included in other expense, net for a total unrealized loss of $775,000 for the year ended December 31, 2008. During the six months ended June 30, 2009, the Company recognized an increase in fair value for a total unrealized gain of $371,000, included in other income, net.
     The Company estimated the fair value of our ARS and put option using a discounted cash flow model where it considered assumed risk premiums and assumed work out periods. The amount derived through the discounted cash flow model was generally consistent with the ARS fair value indicated by the broker statement at June 30, 2009. The broker statement did not provide a fair value assessment of the put option at June 30, 2009.
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
     The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Stock-based compensation expense:	2008	2009	2008	2009
Cost of software, hosting and support	$79	$142	$156	$238
Cost of professional services	165	209	318	342
Sales and marketing expenses	595	952	1,133	1,574
Research and development expenses	242	377	477	639
General and administrative expenses	816	1,056	1,079	1,459

Stock-based compensation expense	$1,897	$2,736	$3,163	$4,252
     No stock-based compensation expense was capitalized during the six months ended June 30, 2008 or 2009.
     Unrecognized compensation expense of outstanding stock options at June 30, 2009 was approximately $13.0 million, which is expected to be recognized over a weighted average period of 3 years.
     Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Fair value per share	$5.98	$4.49	$5.46	$4.47
Risk free rate	3.0%	1.85%	2.67%	1.7%
Expected term	4.1 yrs	3.8 yrs	4.5 yrs	4.3 yrs
Volatility	54%	67%	55%	67%
Dividend yield	0%	0%	0%	0%
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
     Volatility : The Company’s estimate of expected volatility is based on the historical volatility of the Company’s common stock over the expected life of the options as this represents the Company’s best estimate of future volatility.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

     Activity under the Company’s stock option plans for the six months ended June 30, 2009 was as follows (option shares in thousands):

			Weighted		Weighted
			average	Aggregate	average
	Shares		exercise	intrinsic	remaining
	available	Outstanding	price per	value (in	contractual
	for grant	options	share	thousands)	life (in years)
Balance at December 31, 2008	3,610	4,428	$11.81	$3,978	6.8
Annual reserve addition (1)	1,000	—	—
Granted	(1,849)	1,849	8.40
Exercised	—	(83)	1.15
Forfeited, expired, exchanged or canceled (2)	185	(213)	13.81

Balance at June 30, 2009	2,946	5,981	$10.83	$14,324	7.6

Vested or expected to vest at June 30, 2009		5,575	$10.93	$13,239	7.4

Exercisable at June 30, 2009		2,825	$11.03	$7,589	6.0

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by shareholders through December 31, 2014.

(2)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.
     The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2009 was $3.5 million and $467,000, respectively.
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

(10) Income Taxes
     The provision for income taxes of $89,000, and $242,000 in the three and six months ended June 30, 2009, respectively, consists primarily of state taxes and foreign taxes withheld. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, foreign rate differentials, and non-deductible meal and entertainment expenses. As of December 31, 2008 and June 30, 2009, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Consolidated Statements of Operations. The amount of interest and penalties for the six months ended June 30, 2009 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.
(11) Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, term receivables, accounts payable, and debt approximated their fair values at June 30, 2009 and at December 31, 2008. The reason these financial instruments approximated fair values are as follows:
     Account receivable and term receivables—current: The carrying amount approximated fair value at the respective dates due to the relative short maturities of these items.
     Accounts payable—current: The carrying amount approximated fair value at the respective dates due to the short duration the accounts payable is outstanding.
     Term receivables—noncurrent: The carrying amount approximated fair value at the respective dates due to the low rate of interest for the period of time the items are expected to be outstanding.
     Debt: The carrying amount approximated fair value at the respective dates due to the low rate of interest for the period of time the items are expected to be outstanding.
(12) Subsequent Events
     The Company accounts for its subsequent events in accordance with the provisions of Statement of Financial Accounting Standards No. 165 Subsequent Events, (“SFAS 165”). Under SFAS 165, an entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company evaluated subsequent events through August 7, 2009, which was commensurate with the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.
Cautionary Statement
All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, and assumptions and judgments. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, general economic conditions; fluctuations in foreign currency exchange; our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; possible fluctuations in our operating results including our revenue mix and our rate of growth; interruptions or delays in our hosting operations; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities; our ability to sell auction rate securities under a put option with our broker, any unanticipated ambiguities in fair value accounting standards; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
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
     We released our initial version of RightNow Service ™ in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone and proactive outbound email communications. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing ™, RightNow Sales ™ and RightNow Feedback ™ which automate aspects of marketing campaigns, sales operations, and customer monitoring. In February 2007, we initiated a quarterly release cycle which allows us to deliver new product capabilities to customers every three months. The latest of our quarterly releases, RightNow May ‘09, includes enhanced enterprise analytics capabilities and RightNow Cloud Monitor™. RightNow Cloud Monitor™ is new functionality that enables our customers to monitor and respond to conversations about their products and services occurring on social networking sites, beginning with Twitter and YouTube. To date, approximately 85% to 97% of our software, hosting and support sales has been generated by the RightNow Service suite. Our products served more than 1.3 billion customer interactions, or unique sessions hosted by our solutions, during the six months ended June 30, 2009. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.
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
     Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application. Professional services revenue decreased from 27% of total revenue in the quarter ended June 30, 2008 to 25% of total revenue in the quarter ended June 30, 2009.
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
Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. Specifically, this Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This SFAS becomes effective for interim and annual periods ending after September 15, 2009. We do not believe the statement will have a significant impact on the determination or reporting of our financial results.

Results of Operations
     The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Revenue:
Software, hosting and support	73%	75%	74%	74%
Professional services	27	25	26	26

Total revenue	100	100	100	100

Cost of revenue:
Software, hosting and support	14	14	15	14
Professional services	22	17	22	18

Total cost of revenue	36	31	37	32

Gross profit	64	69	63	68
Operating expenses:
Sales and marketing	50	44	51	43
Research and development	13	14	13	14
General and administrative	11	12	11	11

Total operating expenses	74	70	75	67

Income (loss) from operations	(10)	(1)	(12)	1
Interest and other income, net	1	1	2	1

Income (loss) before income taxes	(9)	0	(10)	2
(Provision) benefit for income taxes	—	(—)	(—)	(—)

Net income (loss)	(9)%	0%	(10)%	2%

     The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Customer interactions (in millions)	477	701	939	1,307
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	73%	75%	74%	74%
Perpetual licenses	—	—	—	—
Professional services	27	25	26	26
Revenue by geography in:
United States	67%	72%	67%	74%
Europe	25	19	25	18
Asia Pacific	8	9	8	8
Quarter Overview
     Total revenue for the second quarter of 2009 increased 3% over the second quarter of 2008. Software, hosting and support revenue during the second quarter of 2009 increased 7% compared to the second quarter of 2008, due to expansion within the current customer base and new customer acquisitions. Professional services revenue during the second quarter of 2009 decreased 8% from the second quarter of 2008, due to reduced billable hours associated with the timing of implementation services.
     During the second quarter of 2009, we continued to invest in our operations by adding personnel and capacity to our hosting and technical support organizations to broaden and enhance our solution offerings, by adding personnel to support both research and development, and general and administration efforts. The increase in expenses from these investments was offset by a foreign currency exchange rate benefit compared to the second quarter of 2008, and continued expense management. These factors reduced total expenses in absolute dollars and as a percentage of revenue during the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. Consequently, our operating income (loss) as a percentage of revenue improved to (1) % during the quarter ended June 30, 2009 compared to (10) % during the quarter ended June 30, 2008.
     When compared to the second quarter of 2008, our results were impacted by the strength of the U.S. dollar in the second quarter of 2009 relative to the British pound, Australian dollar, and Euro. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the second quarter of 2009 increased by $1.1 million, or 3% over total revenue reported in the second quarter of 2008. If currency exchange rates in the second quarter of 2009 had remained constant with the second quarter 2008, revenue as of June 30, 2009 would have increased by approximately an additional $1.9 million, or a further 5.5%. In other words, the change in exchange rates between the second quarter of 2008 and 2009 had unfavorable impact to revenue of approximately $1.9 million or 5.5%. Using the same methodology, the change in exchange rates between the second quarter of 2008 and 2009 had unfavorable impact on deferred revenue of $4.5 million or 4%. Expenses associated with international revenue are primarily paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses as of June 30, 2009 decreased $1.5 million on a constant currency basis as compared to the respective weighted average exchange rates during the quarter ended June 30, 2008. The expenses most significantly exposed to currency exchange fluctuations are within sales and marketing and professional services cost of revenue.
     For the quarter ended June 30, 2009, we generated $2.1 million of cash from operations compared to $8.6 million of cash from operations in the quarter ended June 30, 2008 primarily due to the sales closed in the first quarter of 2009 as compared to the first quarter of 2008, and an increase in the number of contracts signed with periodic billing terms. Our cash and investment balances increased to $94.6 million at June 30, 2009 from $90.8 million at December 31, 2008, primarily due to strong cash collections.
     As of June 30, 2009, we had an accumulated deficit of $62.9 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.
Three and Six Months Ended June 30, 2009 and 2008
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change

Software, hosting and support:	25,573	27,424	7%	50,129	53,469	7%
Professional services	9,648	8,916	(8)	17,990	18,908	5

Total revenue	$35,221	$36,340	3%	$68,119	72,377	6%

     Total revenue for the three months ended June 30, 2009 was $36.3 million, an increase of $1.1 million, or 3%, over total revenue of $35.2 million for the three months ended June 30, 2008. If currency exchange rates in the second quarter of 2009 had remained constant with the currency exchange rates in the second quarter of 2008, revenue as of June 30, 2009 would have increased by approximately an additional $1.9 million, or a further 5.5%, with the majority of the currency rate impact within software, hosting and support revenue. Total revenue for the six months ended June 30, 2009 was $72.4 million, an increase of $4.3 million, or 6%, over total revenue of $68.1 million for the six months ended June 30, 2008. If currency exchange rates in the six months ended June 30, 2009 had remained constant with the currency exchange rates in the six months ended June 30, 2008, revenue during the six months in 2009 would have increased by approximately an additional $4.1 million, or a further 6%, with the majority of the currency rate impact within software, hosting and support revenue.
     Software, hosting and support revenue comprised of subscriptions, term licenses, hosting, support and perpetual license revenue for the three months ended June 30, 2009 increased 7% over the comparable 2008 three month period, primarily due to expansion within the current customer base and new customer acquisitions over the comparable period. We believe our latest product, RightNow 8, appeals to large customers because of its robust performance characteristics, which in turn has driven larger average purchase volumes and higher average selling prices per customer on a trailing twelve month basis. Average revenue within the existing customer base increased as a result of sales of capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 700 million in the quarter ended June 30, 2009 as compared to 477 million in the quarter ended June 30, 2008.
     If currency exchange rates in the second quarter of 2009 had remained constant with the currency exchange rates in the second quarter of 2008, software, hosting and support revenue as of June 30, 2009 would have increased by approximately an additional $1.4 million, or a further 6%. For the six months ended June 30, 2009, software, hosting and support revenue increased $3.3 million, or 7%, from the comparable 2008 period. If currency exchange rates in the six months ended June 30, 2009 had remained constant with the currency exchange rates in the six months ended June 30, 2008, revenue during the six months in 2009 would have increased by approximately an additional $3.0 million, or a further 6%, within software, hosting and support revenue.
     Professional services revenue decreased $732,000, or (8) %, in the quarter ended June 30, 2009 over the comparable 2008 quarter, due to decreased billable utilizations and capacity stabilization. The Company had greater professional services backlog during the second quarter of 2008 when compared to the second quarter of 2009, which caused the decrease in billable utilizations and capacity stabilization. Professional services revenue for the six months ended June 30, 2009 increased $918,000, or 5%, over the six months ended June 30, 2008. We believe, the increase in professional services revenue in the six months ended June 30, 2009 over the six months ended June 30, 2008, was due to larger project implementations, as a result of the release of Right now 8.0, which has created expanded opportunities within the contact center space. This increase was partially offset by the reduction of professional services backlog that occured in the quarter ended June 30, 2009 over the quarter ended June 30, 2008. Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.
     The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the higher gross profit earned on software, hosting and support revenue. Professional services revenue represented 25% and 27% of total revenue in the three months ended June 30, 2009 and 2008, respectively.
     Revenue from European customers decreased to 19% of total revenue in the quarter ended June 30, 2009 from 25% of total revenue in the quarter ended June 30, 2008, while revenue from Asia Pacific clients was 9% of total revenue in the quarter ended June 30, 2009 compared to 8% of total revenue in the quarter ended June 30, 2008. Total revenue outside North America decreased to represent 28% of revenue from 33% for the comparative three month and six month periods ended June 30, 2009 and 2008, due primarily to a negative currency impact in the first half of 2009 and growth in North American revenue as compared to the comparable period one year earlier.
Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change

Software, hosting and support	$5,043	4,954	(2)%	$10,078	9,903	(2)%
Professional services	7,810	6,346	(19)	15,095	13,354	(12)

Total cost of revenue	12,853	11,300	(12)%	$25,173	23,257	(8)%

     Total cost of revenue for the quarter ended June 30, 2009 was $11.3 million, a decrease of $1.6 million, or (12) %, over total cost of revenue of $12.9 million for the quarter ended June 30, 2008. Total cost of revenue for the six months ended June 30, 2009 was $23.3 million, a decrease of $1.9 million, or (8)%, over total cost of revenue of $25.2 million for the six months ended June 30, 2008.
     Cost of software, hosting and support decreased $89,000, or (2)%, in the second quarter of 2009 over the second quarter of 2008 due to expense management during 2009, including improved voice hosting costs. These decreases were offset somewhat by increased headcount to assist with voice and non-voice hosting volume in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. For the six months ended June 30, 2009, cost of software, hosting and support decreased $175,000, or (2)%, from the comparable 2008 period. Average employee count in our hosting and technical support operations was 97 during the second quarter of 2009 as compared to 88 during the second quarter of 2008, which increased salaries and related expenses (i.e. salaries, bonuses, and stock-based compensation) by $273,000 and increased common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses) by $136,000 during the second quarter of 2009. These costs were more than offset by a decrease of approximately $234,000 in depreciation expense associated with hosting operations, and improved voice hosting bandwidth service costs, which decreased $223,000 during the second quarter of 2009. As a percent of the associated revenue, software, hosting and support costs was 18% and 19% in the three and six months ended June 30, 2009, respectively, as compared to 20% in both the three and six months ended June 30, 2008. The reduction in the software, hosting and support costs as a percentage of revenue was due to improved leverage in our business model, combined with expense management in the second quarter of 2009 as compared to the second quarter of 2008.
     Cost of professional services decreased $1.5 million, or (19) %, in the quarter ended June 30, 2009 over the quarter ended June 30, 2008. The expense reduction was attributable to a favorable foreign currency exchange rate impact of $489,000, a reduction in utilization of third-party partners that assisted in the deployment of professional services, and a reduction in travel-related costs. For the six months ended June 30, 2009, cost of professional services decreased $1.7 million, or (12) %, from the comparable 2008 period, of which $1.1 million was attributable to a favorable foreign currency exchange rate impact. Average employee count in our professional services organization decreased to 164 during the second quarter of 2009 from 168 during the second quarter of 2008. As a percent of the associated revenue, professional services costs decreased to 71% in the three and six months ended June 30, 2009, respectively, from 81% and 84% in the three and six months ended June 30, 2008, respectively. The reduction in the professional service costs as a percentage of revenue was due to favorable currency impact and focused expense management in the first and second quarter of 2009 as compared to the comparable periods one year earlier. Employee training, customer scheduling requirements and use of third-party resources can cause fluctuation in professional service costs as a percentage of revenue.
Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change

Sales and marketing	$17,627	$16,008	(9)%	34,445	$30,871	(10)%
Research and development	4,507	5,051	12	8,993	9,807	9
General and administrative	3,890	4,207	8	7,406	7,653	3

Total operating expenses	$26,024	$25,266	(3)%	$50,844	$48,331	(5)%

Sales and Marketing Expenses
     Sales and marketing expenses were $16.0 million in the second quarter of 2009, a decrease of $1.6 million, or (9)%, over sales and marketing expenses of $17.6 million in the second quarter of 2008. The decrease was due primarily to $850,000 in favorable foreign currency exchange rate impact and reduced headcount. Average employee count in our sales and marketing organization decreased to 255 during the second quarter of 2009 from 275 during the second quarter of 2008, stemming from an expense reduction effort in the fourth quarter of 2008. Commissions and bonus expense decreased due to headcount reduction. Travel-related costs and advertising decreased due to improved expense management.
     Sales and marketing expenses were $30.9 million for the six months ended June 30, 2009, a decrease of $3.6 million, or (10)%, over sales and marketing expense of $34.4 million for the six months ended June 30, 2008. The reduction in expense was primarily due to $1.9 million in favorable foreign currency exchange impact and reduced headcount.
     Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Net sales incentive expense was $3.8 million and $3.4 million for the three months ended June 30, 2008 and 2009, respectively. Net sales incentive expense was $7.0 million and $6.2 million for the six months ended June 30, 2008 and 2009, respectively. Our deferred commissions were $8.2 million and $8.5 million at December 31, 2008 and June 30, 2009, respectively.
Research and Development Expenses
     Research and development expenses were $5.1 million in the three months ended June 30, 2009, an increase of $544,000, or 12%, over research and development expenses of $4.5 million in the three months ended June 30, 2008, primarily due to growth in headcount and expenditures pertaining to projects to improve quality assurance testing procedures. Average employee count in our research and development organization was 148 during the second quarter of 2009 compared to 140 during the second quarter of 2008. Research and development expenses for the six months ended June 30, 2009 were $814,000, or 9%, over the comparable 2008 period primarily due to growth in headcount and expenditures pertaining to projects to improve quality assurance testing procedures.
General and Administrative Expenses
General and administrative expenses were $4.2 million in the second quarter of 2009, an increase of $300,000, or 8%, over general and administrative expenses of $3.9 million in the second quarter of 2008, primarily due to staff additions. Average employees in our general and administrative organization were 84 during the second quarter of 2009 compared to 76 during the second quarter of 2008. General and administrative expenses for the six months ended June 30, 2009 were $7.7 million, or 3% over the comparable 2008 period primarily due to employee growth.

Stock-Based Compensation Expense
     Total stock-based compensation expense for the three months ended June 30, 2009 was $2.7 million as compared to $1.9 million for the three months ended June 30, 2008. The increase was primarily due to a change in estimate associated with forfeiture rates during the second quarter of 2009. Stock-based compensation was $4.3 million for the six months ended June 30, 2009 as compared to $3.2 million for the six months ended June 30, 2008. Stock-based compensation increased primarily due to a change in estimate associated with forfeiture rates during the second quarter of 2009, combined with a non-recurring director’s stock option grant during the first quarter of 2009. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change

Interest income	$729	$298	(59)%	$1,653	$618	(63)%
Interest expense	(2)	(3)	n/m	(6)	(6)	n/m
Other income (expense)	(208)	56	n/m	(190)	140	n/m

Total interest and other income , net	$519	$351	(32)%	$1,457	$752	(48)%

     Interest income decreased 59% in the second quarter of 2009 from the second quarter of 2008 due to lower cash balances available for investment combined with declining investment yields driven by the periodic decreases in the federal funds rate. For the six months ended June 30, 2009, interest income decreased 63% from the comparable 2008 period. Our investment portfolio consists primarily of investment-grade government agency securities, corporate debt instruments, and auction-rate securities.
     Other income consists primarily of a gain on our auction-rate securities (“ARS”), which were offset by a loss on a put option settlement right associated with the auction-rate securities and losses on transactions denominated in foreign currencies. See Note 3 to our Condensed Consolidated Financial Statement for further discussion on ARS investments and the related put option.
Provision for Income Taxes
     The provision for income taxes of $242,000 in the six months ended June 30, 2009, consists primarily of state taxes and foreign taxes withheld. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, foreign rate differentials, and non-deductible meal and entertainment expenses. Our effective tax rate in 2009 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under SFAS 123R, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.
Liquidity and Capital Resources

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change

Cash, cash equivalents and short-term investments	$94,321	$89,795	(5)%	$94,321	$89,795	(5)%
Long-term investments	11,925	4,792	(60)%	11,925	4,792	(60)%
Cash provided by operating activities	8,574	2,081	(76)%	12,244	6,967	(43)%
     At June 30, 2009, cash, cash equivalents, and short-term investments totaled $89.8 million and long-term investments totaled approximately $4.8 million. In addition to our cash and short-term investments, other sources of liquidity at June 30, 2009 included a $3.0 million bank line of credit facility, under which there have been no borrowings.
     Operating activities provided $2.1 million and $7.0 million of cash during the three and six months ended June 30, 2009, respectively, as compared to $8.6 and $12.2 million of cash during the three and six months ended June 30, 2008, respectively. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. Strong cash collections from prior quarter sales was the primary driver in the cash provided in operating activities during the quarter ended June 30, 2009. Historically, the percentage of business signed with monthly or periodic billing terms has ranged from approximately 15 to 25%, but during the second quarter of 2009 increased to 45%. The increased rate in the second quarter of 2009 was partially due to the signings of large multi-year contact center deals. We also believe the increase is a result of several factors, including SaaS maturing, internal sales incentive plans, and the economy. Deferred revenue is not recorded for subscriptions with monthly or periodic billing terms until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.
     The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at June 30, 2009 and at December 31, 2008, respectively. Accounts receivable written off in the second quarter of 2009 were relatively consistent with the fourth quarter of 2008. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.
     Investing activities used $7.9 million and $10.8 million in the three and six months ended June 30, 2009, respectively. Second quarter 2009 investing activities consisted of net purchases of short-term investments of $6.1 million, and $1.8 million of purchased capital expenditures. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations, including government hosting, and employee growth.
     Financing activities provided $188,000 and used $1.5 million in the three and six months ended June 30, 2009, respectively. During the six months ended June 30, 2009, the cash used for financing activities was primarily due to a repurchase of 231,000 shares of our common stock for $1.8 million in the first quarter of 2009, which completed our $15 million board-approved stock buyback program.
     As of June 30, 2009, we held approximately $4.8 million in par value auction rate securities (“ARS”) that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. The ARS are comprised of federally insured student loan bonds.
     During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities. During the six months ended June 30, 2009, we marked to market the investment in accordance with SFAS 115, which resulted in an increase in fair value for a total unrealized gain of $371,000, included in other income, net. Partially offsetting this gain within other income, net was a $344,000 unrealized loss related to the change in fair value of the put option we obtained pursuant to the settlement agreement. We elected the fair value option on the put option in accordance with SFAS 159, and as such, changes in fair value are recorded during each reporting period. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. As a result, the agreement covers $4.8 million par value (fair value $4.4 million) of the ARS held by us as of June 30, 2009. We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible acquisition of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us or at all.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Obligations and Commitments
     There have been no material changes to our contractual obligations or commitments since December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the British pound, Australian dollar, and Euro, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended June 30, 2009 or June 30, 2008.
     When compared to the second quarter of 2008, our results were impacted by the strength of the U.S. dollar in the second quarter of 2009 relative to the British pound, Australian dollar, and Euro. Foreign currency fluctuations during the second quarter of 2009 decreased revenue by approximately $1.9 million on a constant currency basis as compared to the weighted average exchange rates during the quarter ended June 30, 2008. Additionally, deferred revenue decreased by approximately $4.5 million on a constant currency basis as compared to the period end rates as of June 30, 2008. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the second quarter of 2009 decreased $1.5 million on a constant currency basis as compared to the weighted average exchange rates during the quarter ended June 30, 2008. During the six months ended June 30, 2009, foreign currency fluctuations reduced revenue by approximately $4.1 million, and reduced expenses by approximately $3.4 million, on a constant currency basis as compared to the weighted average exchange rates during the quarter ended June 30, 2008. Continued changes in the dollar relative to other currencies may cause us to experience further impact.
Interest Rate Sensitivity
     Our investments consist of short-term and long-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at June 30, 2009, the fair value of our portfolio would decline by approximately $293,000.
Liquidation and Valuation Risk
     Our long-term investments consist of approximately $4.8 million in par value auction rate securities with investment grades of AAA or AA, as of June 30, 2009. Despite the long-term contractual maturities of the auction rate securities, all of these securities are considered trading securities. Since February 2008, uncertainties in the credit markets caused all auctions of the Company’s securities to be unsuccessful. During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities. During the six months ended June 30, 2009, we marked to market the investment in accordance with SFAS 115, which resulted in an increase in fair value for a total unrealized gain of $371,000, included in other income, net. Partially offsetting this gain within other income, net was a $344,000 unrealized loss related to the put option we obtained pursuant to the settlement agreement. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. As a result, the agreement covers $4.8 million par value (fair value $4.4 million) of the ARS held by us as of June 30, 2009. Based on the Company’s expected operating cash flows, and other sources and uses of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to execute its current business plan. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

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
     Starting in 2008 there has been deterioration in global economic conditions due to many factors, including the credit market crisis, reduced credit availability, bank failures, slower economic activity, significant expense reductions, bankruptcies, concerns about inflation, current recession, and general adverse business conditions. These conditions could lead to fewer sales of our products, longer sales cycles, customers requesting longer payment terms, customers failing to pay amounts due, and slower collections of accounts receivable. All of these factors could adversely impact our results of operations, cash flow from operations, and our financial position. In addition, we may be forced to respond to an economic downturn by contracting operations, which we may have difficulties managing in a timely fashion.

We have significant international sales and are subject to risks associated with operating in international markets including the risk of foreign currency exchange rate fluctuations.
     International sales comprised 33% and 28% of our revenue for the quarters ended June 30, 2008 and 2009, respectively. We intend to continue to pursue and expand our international business activities. Adverse economic and political conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:
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
     Margins on sales of our products and services in foreign countries, and on sales of products and services that include costs from foreign based employees or foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. When compared to the second quarter of 2008, the U.S. dollar fluctuated significantly compared to the British pound, Australian dollar, and Euro in the second quarter of 2009. Foreign currency fluctuations during the second quarter of 2009 decreased revenue by approximately $1.9 million on a constant currency basis as compared to the weighted average exchange rates during the quarter ended June 30, 2008. Additionally, deferred revenue decreased by approximately $4.5 million on a constant currency basis as compared to the period end rates as of June 30, 2008. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the second quarter of 2009 decreased $1.5 million on a constant currency basis as compared to the weighted average exchange rates during the quarter ended June 30, 2008. During the six months ended June 30, 2009, foreign currency fluctuations reduced revenue by approximately $4.1 million, and reduced expenses by approximately $3.4 million, on a constant currency basis as compared to the weighted average exchange rates during the quarter ended June 30, 2008. The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in EMEA, and Asia-Pacific and non-U.S. dollar denominated operating expenses incurred in these respective regions. These foreign currency exposures may make it difficult to compare our financial statements for the current period with financial statements from earlier periods.

We may not be able to sustain or increase profitability in the future.
     We had an accumulated deficit of $62.9 million as of June 30, 2009. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past. Even though we returned to profitability eight quarters subsequent to substantially eliminating perpetual license sales, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.
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
     We face competition from:
•	Companies currently providing customer service solutions, some of whom offer hosted services, including ATG, BMC Software Corporation, Inc., eGain Communications Corporation, Inquira Software, Inc., Kana Software, Inc., Microsoft Corporation, Netsuite, nGenera, Oracle Corporation, Parature, SAP AG, and salesforce.com;

•	CRM systems that are developed and maintained internally by businesses;

•	CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•	Outsourced contact center providers that bundle solutions and agent labor in their service offerings;

•	New companies entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others; and

•	Voice system integrators and voice-enabled IVR technology providers, such as Microsoft, TuVox, and Voxify.
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
     As of June 30, 2009, approximately 87% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.
     Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, and cause us to issue credits or pay penalties or cause clients to fail to renew their licenses, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Additionally, during the first quarter of 2009, we announced a SaaS service level credit program, which provides for a partial rebate if we fall short of our system availability objective. If we fail to meet this objective for one or all of our customers, we may have to pay a substantial amount of money, which may impact cash reserves, revenue recognition, and our reputation
If the security of our clients’ confidential information contained in our systems or stored by use of our software is breached or otherwise subjected to unauthorized access, our hosting service or our software may be perceived as not being secure and clients may curtail or stop using our hosting service and our solutions.
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
     Our software incorporates use of Microsoft’s .NET Framework, and its Smart Client methodology. The .NET Framework is core functionality that Microsoft incorporates into operating systems, while the Smart Client methodology enables development and deployment of software applications using the ..NET Framework. We believe that the .NET Framework and Smart Client enable us to provide users with a richer experience and better functionality than would be possible using a pure Web-based application. However, the .NET Framework has not been universally adopted. If software users do not adopt the .NET Framework or if the .NET Framework is superseded, the potential market for our solutions will be reduced and we may need to develop an alternative architecture.
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
     Approximately 97% of our sales are derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we provide sales, marketing, feedback and voice-enabled applications to expand our solution offerings. Additionally, we have focused on eService solutions to call centers. Our efforts to expand beyond the customer service market may not be successful in part because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.
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
     We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Prior to March 3, 2008 our investment policy allowed us to invest cash in auction-rate securities (“ARS”). At June 30, 2009 we held approximately $4.8 million par value ARS that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of 2008, we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the $4.8 million par value ARS from available for sale securities to trading securities. During the six months ended June 30, 2009, we marked to market the investment in accordance with SFAS 115, which resulted in an increase in fair value for a total unrealized gain of $371,000 included in other income, net. Partially, offsetting this gain within other income, net was a $344,000 unrealized loss during the six months ended June 30, 2009 related to the put option we obtained pursuant to the settlement agreement. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.
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

     At June 30, 2009, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25.3% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 31% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.
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
(c) Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2009 annual meeting of stockholders was held on June 3, 2009. The following proposals were approved as follows:
1.	To elect one director to serve for a three-year term ending at the 2011 annual meeting of stockholders or until his successor is elected and qualified or until his earlier resignation and removal:

Director Candidate	For	Against
Richard E. Allen	28,858,625	102,299
The following are the other directors whose terms of office as directors continued after the 2009 annual meeting of stockholders: Messrs. Avis, Gianforte, Kendra, Lansing and Snyder.
2.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009:

For	28,910,207
Against	50,717
Abstain	0
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
Dated: August 7, 2009
RightNow Technologies, Inc.
(Registrant)

By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Vice President and, Treasurer (Principal Financial and Accounting Officer)