Form 10-Q
period 2009-09-30
RIGHTNOW TECHNOLOGIES INC
filed 2009-11-06
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 31, 2009 was 31,792,356.

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RightNow Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	December 31,	September 30,
	2008	2009
Assets
Cash and cash equivalents	$51,405	$32,388
Short-term investments	34,412	60,634
Accounts receivable	36,770	31,034
Term receivables, current	5,752	3,011
Allowance for doubtful accounts	(2,277)	(1,701)

Receivables, net	40,245	32,344
Deferred commissions	5,381	5,822
Prepaid and other current assets	2,150	2,867

Total current assets	133,593	134,055

Long-term investments	4,963	—
Property and equipment, net	10,141	9,781
Term receivables, non-current	3,547	1,447
Intangible assets, net	6,399	11,222
Deferred commissions, non-current	2,840	2,828
Other	854	941

Total Assets	$162,337	$160,274

Liabilities and Stockholders’ Equity
Accounts payable	$5,058	$4,593
Commissions and bonuses payable	5,665	4,838
Other accrued liabilities	11,165	12,008
Current portion of long-term debt	46	34
Current portion of deferred revenue	77,584	75,643

Total current liabilities	99,518	97,116

Long-term debt, less current portion	22	—
Deferred revenue, net of current portion	35,614	28,298

Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	102,662	109,394
Treasury stock	(13,209)	(15,007)
Accumulated other comprehensive income	1,916	1,395
Accumulated deficit	(64,220)	(60,956)

Total stockholders’ equity	27,183	34,860

Total Liabilities and Stockholders’ Equity	$162,337	$160,274

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Revenue:
Software, hosting and support	$25,956	$29,754	$76,085	$83,223
Professional services	10,281	8,977	28,271	27,885

Total revenue	36,237	38,731	104,356	111,108

Cost of revenue:
Software, hosting and support	5,305	5,232	15,383	15,135
Professional services	8,133	6,365	23,228	19,719

Total cost of revenue	13,438	11,597	38,611	34,854

Gross profit	22,799	27,134	65,745	76,254

Operating expenses:
Sales and marketing	16,889	16,175	51,334	47,046
Research and development	4,671	5,100	13,664	14,907
General and administrative	3,215	4,018	10,621	11,671

Total operating expenses	24,775	25,293	75,619	73,624

Income (loss) from operations	(1,976)	1,841	(9,874)	2,630

Interest and other income, net	552	342	2,009	1,094

Income (loss) before income taxes	(1,424)	2,183	(7,865)	3,724
Provision for income taxes	(23)	(218)	(110)	(460)

Net income (loss)	$(1,447)	$1,965	$(7,975)	$3,264

Net income (loss) per share:
Basic	$(0.04)	$0.06	$(0.24)	$0.10
Diluted	$(0.04)	$0.06	$(0.24)	$0.10

Shares used in the computation:
Basic	33,640	31,733	33,585	31,731
Diluted	33,640	32,424	33,585	32,249
See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2008	2009

Operating activities:
Net income (loss)	$(7,975)	$3,264
Non-cash adjustments, net of assets acquired:
Depreciation and amortization	5,866	5,410
Provisions for uncollectible accounts receivable	179	117
Stock-based compensation	4,695	6,104
Changes in operating accounts, net of assets acquired:
Receivables	12,652	10,731
Prepaid expenses and other current assets	(654)	(735)
Deferred commissions	(2,170)	(142)
Accounts payable	1,061	(567)
Commissions and bonuses payable	(615)	(941)
Other accrued liabilities	1,016	415
Deferred revenue	(2,999)	(12,036)
Other	(142)	255

Cash provided by operating activities	10,914	11,875

Investing activities:
Net change in investments	996	(21,391)
Acquisition of property and equipment	(4,344)	(3,673)
Intangible asset additions	—	(244)
Business acquisition	—	(5,906)
Other	(25)	8

Cash used in investing activities	(3,373)	(31,206)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	1,266	396
Excess tax benefits of stock options exercised	—	232
Common stock repurchased	—	(1,798)
Payments on long-term debt	(33)	(34)

Cash provided (used) by financing activities	1,233	(1,204)

Effect of foreign exchange rates on cash and cash equivalents	(1,310)	1,518

Increase (decrease) in cash and cash equivalents	7,464	(19,017)

Cash and cash equivalents at beginning of period	43,681	51,405

Cash and cash equivalents at end of period	$51,145	$32,388

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Business Description and Basis of Presentation
Business Description
     RightNow Technologies, Inc. (the “Company” or “RightNow”) provides on demand customer relationship management (“CRM”) software and services that help consumer-centric organizations improve customer experiences, while reducing costs. RightNow’s solutions go beyond traditional customer relationship management solutions to support a business’ external customer-facing channels as well as sales, marketing and customer service operations. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help achieve their strategic objectives and better meet the needs of those they serve. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in North America, Europe, Asia, and Australia. The Company operates in one segment, which is the customer relationship management market.
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
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K. These financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year.
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

     Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and short-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. The Company’s cash balances with its financial institutions may exceed deposit insurance limits. Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry. Approximately $4.4 million of short-term investments consists of auction rate securities (“ARS”) and a repurchase put option associated with the ARS as further described in Note 7.
     With customers that span the globe the Company’s historical revenue ranges have been approximately 70% to 75% in North America, 18% to 22% in Europe and 7% to 9% in Asia Pacific. No individual customer accounted for more than 10% of the Company’s revenue in 2008 or the three and nine months ended September 30, 2009. No individual customer accounted for more than 10% of the Company’s accounts receivable or total net receivables at December 31, 2008 and one customer represented approximately 22% of the Company’s accounts receivable and total net receivables, respectively at September 30, 2009. Beginning in 2007, our change to subscriptions from license arrangements requires that we no longer record additions to term receivables. As a result, the customer concentration as a percentage of term licenses has increased since the change. One customer represented 22% of term receivables at December 31, 2008, and the same one customer represented 35% of term receivables at September 30, 2009.
     As of December 31, 2008 and September 30, 2009, assets located outside North America were 12% and 16% of total assets, respectively. The loss from operations outside of North America totaled $1.1 million and $688,000 for the nine months ended September 30, 2008 and 2009, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
North America	$25,187	$27,737	$70,928	$81,120
Europe	8,082	7,441	25,024	20,713
Asia Pacific	2,968	3,553	8,404	9,275

	$36,237	$38,731	$104,356	$111,108

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
     Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. The Company accounts for subscriptions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification, Topic 605-25, Multiple-Element Arrangements. Under Topic 605-25, value is allocated to each deliverable of an arrangement using prices established when the elements are sold stand-alone. Stand-alone sales are evidenced by subscription renewals and by rates charged for consulting, education, and development services in stand-alone transactions. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized ratably over the contractual period and professional services are recognized as performed provided the above criteria have been met.
     Under the Company’s subscription contracts, the Company applies Topic 605-25 to its subscriptions rather than Industry Topic 985, Software because the customer does not have the right to take possession of the software without incurring a significant incremental penalty. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985.

     The Company’s revenue also is, to a lesser extent, earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of Industry Topic 985. Licenses generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a “term” license) or perpetually. Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term contracts, the Company treats the software license, hosting and support services as a single element for purposes of allocating revenue. The Company has established vendor specific objective evidence of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the period of the arrangement and revenue for professional services in these arrangements is recognized as performed.
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
(4) Sales Commissions
     Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $2.8 million and $4.0 million for the three months ended September 30, 2008 and 2009, respectively. Sales incentive expense was $9.8 million and $10.2 million for the nine months ended September 30, 2008 and 2009, respectively. Deferred commissions were $8.2 million and $8.7 million at December 31, 2008 and September 30, 2009, respectively.

(5) Net Income (Loss) Per Share
     A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Weighted average common shares outstanding for basic net income (loss) per share	33,640	31,733	33,585	31,731
Effect of dilutive securities:
Employee stock options	—	691	—	518

Weighted average shares outstanding for dilutive net income (loss) per share	33,640	32,424	33,585	32,249

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Employee stock options	4,559	5,393	4,559	5,566
(6) Comprehensive Income (Loss)
Comprehensive income (loss) for the comparative periods was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Net income (loss)	$(1,447)	$1,965	$(7,975)	$3,264
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	(227)	(36)	(201)	158
Unrealized gain (loss) on long-term investments	35	—	(390)	—
Foreign currency translation adjustments	785	171	690	(679)

Comprehensive income (loss)	$(854)	$2,100	$(7,876)	$2,743

(7) Fair Value
     Effective January 1, 2008, the Company adopted the provisions of FASB Accounting Standards Codification, Topic 820, Fair Value Measurements and Disclosures. Topic 820 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. Fair value is defined under Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
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
     The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash	$22,449	$—	$—	$22,449
Money Market funds	9,443	—	—	9,443
Commercial paper	—	5,598	—	5,598
Certificates of deposit	1,234	—	—	1,234
Corporate notes and bonds	—	2,046	—	2,046
U.S. Government agency securities	—	45,462	—	45,462
State and Municipal securities	—	2,394	—	2,394
Auction rate federally insured student loan bonds	—	—	4,055	4,055
Auction rate security put option	—	—	341	341

Total	$33,126	$55,500	$4,396	$93,022

     The following table illustrates the activity of “level 3” assets from December 31, 2008 to September 30, 2009 (in thousands):

Sept. 30, 2009

Fair value at December 31, 2008	$4,963
Unrealized gain adjustment—ARS	428
Unrealized loss adjustment—put option	(397)
Redemption of auction rate preferred stocks	(598)

Fair value at September 30, 2009	$4,396

     As of September 30, 2009, assets characterized as “level 3” for fair value purposes consisted of approximately $4.4 million in par value auction rate federally insured student loan bonds with investment grades of AAA or AA.
     Auction rate securities (“ARS”) are long-term bonds or preferred stocks that act like short-term debt, where interest rates reset in Dutch auctions held daily, weekly, or monthly and have historically provided liquidity for these investments. Despite the long-term contractual maturities of the underlying securities, all of these securities were considered available for sale and were available to fund the Company’s current operations as of December 31, 2007. Since February 2008, uncertainties in the credit markets caused substantially all auctions of these securities held by the Company to be unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the interest rate is reset at a predetermined rate. Given that substantially all of the auctions had been unsuccessful since February 2008, the Company classified the investments as long-term at December 31, 2008.
     During the fourth quarter of 2008, the Company executed a settlement agreement with its broker to redeem the ARS held by it at par commencing June 2010 through July 2012 (“redemption period”). By accepting the terms of the settlement, the Company (1) received the non-transferable right (“put option”) to sell its ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from the Company at any time after the executed settlement agreement date as long as the Company receive par value. The Company expects to sell the ARS under the put option, and as the put option is available within the next twelve months, the Company has reclassified the investment from long-term at December 31, 2008 to short-term at September 30, 2009. However, if the put option is not exercised during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. Furthermore, the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. The broker has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the put option. The agreement covers $4.4 million par value (fair value of $4.1 million) of the ARS held by the Company as of September 30, 2009. The Company considers the put option to be a freestanding financial instrument and it has been accounted for separately from the ARS. The Company believes the put option does not meet the definition of a derivative under Topic 815, Derivatives and Hedging, as the put option is non-transferable and not considered by the Company to be readily convertible into cash. The Company also believes that, since the put option does not qualify as a derivative, it is not within the scope of Topic 320, Investments-Debt and Equity Securities. During the fourth quarter of 2008, the Company elected the fair value option to account for the put option pursuant to Topic 825, Financial Instruments, and as such, changes in fair value are recorded through the statement of operations each reporting period. During the nine months ended September 30, 2009, the Company recorded an unrealized loss on the put option of $397,000, recorded in other income, net. The fair value of the instrument is recorded as an asset of $341,000 on the Company’s balance sheet in short-term investments as of September 30, 2009.
     Simultaneously, during the fourth quarter of 2008, the Company made an election under Topic 320, Investments-Debt and Equity Securities, to transfer its ARS from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the put option during the redemption period. Prior to entering into the settlement agreement, the Company’s intent was to hold the ARS until the market recovered. At the time of the transfer, the unrealized loss on the ARS for the first three quarters of 2008 of $390,000 included in accumulated other comprehensive income (loss) was immediately recognized in earnings, as a component of other income, net. During the fourth quarter of 2008, the Company recognized an additional decline in fair value of $385,000, included in other expense, net for a total unrealized loss of $775,000 for the year ended December 31, 2008. During the nine months ended September 30, 2009, the Company recognized an increase in fair value for a total unrealized gain of $428,000, included in other income, net.
     The Company estimated the fair value of our ARS and put option using a discounted cash flow model where it considered assumed risk premiums and assumed work out periods. The amount derived through the discounted cash flow model was generally consistent with the ARS fair value indicated by the broker statement at September 30, 2009. The broker statement did not provide a fair value assessment of the put option at September 30, 2009.
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
(8) Stock-Based Compensation
     The Company accounts for its stock-based compensation plans in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation. Under Topic 718, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards. The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award. The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award.
     The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stock-based compensation expense:	2008	2009	2008	2009
Cost of software, hosting and support	$87	$120	$243	$358
Cost of professional services	158	138	476	480
Sales and marketing expenses	738	761	1,871	2,335
Research and development expenses	252	285	729	924
General and administrative expenses	297	548	1,376	2,007

Stock-based compensation expense	$1,532	$1,852	$4,695	$6,104

     No stock-based compensation was capitalized during the nine months ended September 30, 2008 and an insignificant amount was capitalized during the nine months ended September 30, 2009.
     Unrecognized compensation expense of outstanding stock options at September 30, 2009 was approximately $12.8 million, which is expected to be recognized over a weighted average period of 2.8 years.
     Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Fair value per share	$6.57	$6.60	$5.62	$4.66
Risk free rate	2.78%	2.21%	2.69%	1.71%
Expected term	4.3 yrs	4.4 yrs	4.5 yrs	4.4 yrs
Volatility	54%	66%	55%	67%
Dividend yield	0%	0%	0%	0%
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
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Activity under the Company’s stock option plans for the nine months ended September 30, 2009 was as follows (option shares in thousands):

			Weighted		Weighted
			average	Aggregate	average
	Shares		exercise	intrinsic	remaining
	available	Outstanding	price per	value (in	contractual
	for grant	options	share	thousands)	life (in years)
Balance at December 31, 2008	3,610	4,428	$11.81		6.8
Annual reserve addition (1)	1,000	—	—
Granted (2)	(2,052)	2,028	8.74
Exercised	—	(132)	1.98
Forfeited, expired, exchanged or canceled (3)	211	(240)	13.82

Balance at September 30, 2009	2,769	6,084	$10.92	$24,687	7.4

Vested or expected to vest at September 30, 2009		5,742	$10.99	$23,051	7.3

Exercisable at September 30, 2009		3,208	$11.16	$12,933	6.2

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by shareholders through December 31, 2014.

(2)	On September 16, 2009, the Company granted 24,180 restricted stock units to certain employees at a fair value of $12.20 per share. The shares were granted from the 2004 Equity Incentive Plan.

(3)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.

     The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2009 was $1.6 million and $888,000, respectively.
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
(10) Income Taxes
     The provision for income taxes of $218,000, and $460,000 in the three and nine months ended September 30, 2009, respectively, consists primarily of state taxes and foreign taxes withheld. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, foreign rate differentials, and non-deductible meal and entertainment expenses. As of December 31, 2008 and September 30, 2009, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Consolidated Statements of Operations. The amount of interest and penalties for the nine months ended September 30, 2009 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.
(11) Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, term receivables, accounts payable, and debt approximated their fair values at September 30, 2009 and at December 31, 2008. The reason these financial instruments approximated fair values are as follows:
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
(12) Acquisition
     On September 15, 2009, the Company acquired the outstanding common and preferred stock of HiveLive, Inc. (“HiveLive”), for $5.9 million in net cash paid at closing. HiveLive is an enterprise-class social platform provider with an innovative platform for customer support, engagement and loyalty, and ideation communities to help organizations maximize opportunities to deliver great customer experiences. The acquisition is being accounted for under the purchase method of accounting and, accordingly, the results of HiveLive are included in the condensed consolidated financial statements since the acquisition date.
     The Company has allocated the purchase price to the HiveLive assets acquired and liabilities assumed at estimated fair values, after considering a number of factors. The purchase price, and purchase price allocation are as follows (amounts in thousands):

Cash consideration	$5,906

Total purchase price	$5,906

Purchase price allocation:
Net assets assumed	$189
Intangible assets	5,717

Total purchase price	$5,906

     The purchase price and allocation are subject to revision; subsequent revisions, if any, are not expected to be material. Potential revisions may arise from the finalization of accrued liabilities.
     The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$3,617
Developed technology	1,800
Customer relationships	200
Trade name and trademarks	100

Intangible assets	$5,717

     The excess of the purchase price over the estimated fair value of the net assets acquired of $3.6 million has been recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but will be subject to periodic impairment testing in future periods. The acquisition is expected to allow RightNow to offer the broadest social CRM solution in the marketplace, which resulted in the recorded goodwill. The developed technology and customer relationships intangible assets will be amortized over a period of four years, using the straight-line method. The trade name and trademarks will be amortized over a period of two years using the straight-line method. None of the goodwill is expected to be deductible for tax purposes.

     Pro forma results of operations, assuming the above acquisition occurred as of January 1, 2008, were as follows (in thousands, except per share amounts):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Total Revenues	$36,309	$38,915	$104,624	$111,858
Net income (loss)	(2,812)	1,072	(10,876)	97
     The amounts of revenue and earnings of HiveLive since the acquisition date are included in the consolidated statement of operations for the three and nine month period ended September 30, 2009. The Company recognized revenue from HiveLive of $28,000 and incurred a net loss of $191,000 since the date of the acquisition through September 30, 2009.
(13) Subsequent Events
     The Company accounts for its subsequent events in accordance with FASB Accounting Standards Codification, Topic 855, Subsequent Events. Under Topic 855, an entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company evaluated subsequent events through November 6, 2009, which was commensurate with the date the financial statements were issued.
     On October 16, 2009, RightNow entered into a General Release and Settlement Agreement with Kana Software, Inc. (“KANA”) and four former employees of RightNow to settle a lawsuit that was filed by RightNow alleging violations by KANA and the four former employees of RightNow of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims. In the General Release and Settlement Agreement, KANA agreed that it will pay a total of $1,000,000 to RightNow with $100,000 due within ten days of executing the General Release and Settlement Agreement and the remainder due over nine consecutive quarters beginning with the quarter commencing January 1, 2010. KANA provided RightNow with a subordinated security interest in its assets to secure the amounts payable to RightNow. There is an acceleration clause requiring the entire $1,000,000 to be due and payable immediately upon certain changes of control of KANA. Under the General Release and Settlement Agreement, the parties dismissed the lawsuit with prejudice, and all parties received executed mutual releases. RightNow will record the gain on settlement of this litigation in other income as the cash payments are received due to concerns surrounding the collectability of such amounts.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.
Cautionary Statement
All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, and assumptions and judgments. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, general economic conditions; fluctuations in foreign currency exchange; our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; the success of our efforts to integrate HiveLive’s people and processes, following our recent acquisition of that Company; the risk of asset impairment associated with the acquisition of HiveLive; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; interruptions or delays in our hosting operations; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities; our ability to sell auction rate securities under a put option with our broker, any unanticipated ambiguities in fair value accounting standards; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the impact of potential acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Overview
     RightNow Technologies (“we”, “us”, “our”, the “Company” or “RightNow”) provides on demand customer relationship management (“CRM”) software and services that help consumer-centric organizations improve customer experiences, while reducing costs. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. RightNow’s technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell through phone, email, web, chat, and social interactions. Additionally, through our on demand delivery approach, or software-as-a-service (“SaaS”), we are able to eliminate much of the complexity associated with traditional on premise solutions, to implement rapidly, and to price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and lifetime product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and assisting our customers to maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help achieve their strategic objectives and better meet the needs of those they serve.
     We released our initial version of RightNow Service ™ in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing ™, RightNow Sales ™, RightNow Feedback ™ and RightNow Cloud Monitor™, which automate aspects of marketing campaigns, sales operations, and customer monitoring. In February 2007, we initiated a quarterly release cycle which allows us to deliver new product capabilities to customers every three months. The latest of our quarterly releases, RightNow August ‘09, includes such capabilities as Section 508 compliant customer portal, contextual workspaces, agent scripting, guided assistance, and desktop workflow. Additionally, during the third quarter of 2009, we acquired HiveLive, Inc., an enterprise-class social platform provider with an innovative platform for customer support, engagement and loyalty, and ideation communities to help organizations maximize opportunities to deliver great customer experiences. The acquisition is expected to allow us to offer the broadest social CRM solution in the market place. To date, approximately 87% to 90% of our software, hosting and support sales has been generated by the RightNow Service suite. Our products served more than 1.8 billion customer interactions, or unique sessions hosted by our solutions, during the nine months ended September 30, 2009. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.
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
     Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application. Professional services revenue decreased from 28% of total revenue in the quarter ended September 30, 2008 to 23% of total revenue in the quarter ended September 30, 2009.
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
     Research and Development Expenses. Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. To date, we have not capitalized any software development costs to be sold, leased, or otherwise marketed, because the timing of the commercial releases of our products has substantially coincided with the attainment of technological feasibility. During the third quarter, we capitalized approximately $150,000 of cost of internally developed computer software to be sold as a service, which were incurred during the application development stage. As a result, the majority of research and development costs have been expensed as incurred.
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
Revenue Recognition
     We sell substantially all products under subscription arrangements (“subscriptions”). For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and these arrangements are considered service contracts which are outside the scope of Industry Topic 985, Software. Accordingly, we account for sales of subscriptions under Topic 605, Revenue Recognition. We recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values, in accordance with Topic 605-25.

     To a lesser extent, we sell products under software license arrangements (“licenses”) and account for them in accordance with Industry Topic 985, Software. Licenses generally include multiple elements that are delivered up front or over time. For example, under a term license, we deliver the software up front and provide hosting and support services over time. Fair value for each element in a license does not exist since none are sold separately, and consequently, the bundled revenue is recognized ratably over the length of the agreement. Under a perpetual license, vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and therefore the license element is recognized immediately into revenue upon delivery using the residual method, and the hosting and support elements are recognized ratably over the contractual term.
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
Share-Based Compensation
     We record share-based payment arrangements in accordance with Topic 718, Compensation-Stock Compensation. Topic 718 requires the cost of share-based payment arrangements to be recorded in the statement of operations. Prior to 2006, the estimated cost of share-based payment arrangements was disclosed in a footnote to the financial statements. Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, our employee stock option exercise forfeitures, and the related income tax effects. Our assumptions are based primarily on our historical information, some of which was developed when we were a private company.

Recently Issued Accounting Standards
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 addresses the criteria for separating consideration in multiple-element arrangements. The consensus will require companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. The ASU will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently in process of evaluating the impact of the ASU and plan to adopt the standard January 1, 2009.
Results of Operations
     The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenue:
Software, hosting and support	72%	77%	73%	75%
Professional services	28	23	27	25

Total revenue	100	100	100	100

Cost of revenue:
Software, hosting and support	15	14	15	14
Professional services	22	16	22	18

Total cost of revenue	37	30	37	32

Gross profit	63	70	63	68
Operating expenses:
Sales and marketing	47	42	49	42
Research and development	13	13	13	13
General and administrative	9	10	10	11

Total operating expenses	69	65	72	66

Income (loss) from operations	(6)	5	(9)	2
Interest and other income, net	2	1	2	1

Income (loss) before income taxes	(4)	6	(7)	3
(Provision) benefit for income taxes	—	(1)	—	(—)

Net income (loss)	(4)%	5%	(7)%	3%

     The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Customer interactions (in millions)	576	620	1,516	1,790
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	72%	77%	73%	75%
Professional services	28	23	27	25
Revenue by geography in:
United States	70%	72%	68%	73%
Europe	22	19	24	19
Asia Pacific	8	9	8	8

Quarter Overview
     Total revenue for the third quarter of 2009 increased 7% over the third quarter of 2008. Software, hosting and support revenue during the third quarter of 2009 increased 15% compared to the third quarter of 2008 due to expansion within the current customer base and new customer acquisitions. Professional services revenue during the third quarter of 2009 decreased 13% from the third quarter of 2008, due to reduced billable hours associated with the timing of implementation services, and currency exchange rate impact. The decrease in billable hours was partially due to a reduction of sub-contractor hours, which were used during the three months ended September 30, 2008 to assist with completing delivery of professional services backlog.
     During the third quarter of 2009, we continued to invest in our operations by adding personnel and capacity to our hosting and technical support organizations to broaden and enhance our solution offerings, including adding personnel to support both research and development, and general and administration efforts. The increase in expenses from these investments was offset by a foreign currency exchange rate benefit as compared to the third quarter of 2008, and continued expense management. These factors reduced total expenses in absolute dollars and as a percentage of revenue during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Consequently, our operating income (loss) as a percentage of revenue improved to 5% during the quarter ended September 30, 2009 compared to (6) % during the quarter ended September 30, 2008.
     When compared to the third quarter of 2008, our results were impacted by the strength of the U.S. dollar in the third quarter of 2009 relative to the British pound, Australian dollar, and Euro. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the third quarter of 2009 increased by $2.5 million, or 7% over total revenue reported in the third quarter of 2008. If currency exchange rates in the third quarter of 2009 had remained constant with the third quarter 2008, revenue as of September 30, 2009 would have increased by approximately $3.6 million, which is an additional $1.1 million, or a further 3%. In other words, the change in exchange rates between the third quarter of 2008 and 2009 had an unfavorable impact to revenue of approximately $1.1 million or 3%. Using the same methodology, the change in exchange rates between the third quarter of 2008 and 2009 had an unfavorable impact on deferred revenue of $983,000. Expenses associated with international revenue are primarily paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total cost of revenue and operating expenses in the third quarter of 2009 decreased by $1.3 million, or 3% over total cost of revenue and operating expenses reported in the third quarter of 2008. If currency exchange rates in the third quarter of 2009 had remained constant with the third quarter 2008, these total expenses as of September 30, 2009 would have decreased by approximately $500,000, which is an additional $783,000, or a further 3%. In other words, the change in exchange rates between the third quarter of 2008 and 2009 had a favorable impact to these total expenses of approximately $783,000 or 3%. The expenses most significantly exposed to currency exchange fluctuations are within sales and marketing and professional services cost of revenue.
     For the quarter ended September 30, 2009, we generated $4.9 million of cash from operations compared to ($1.3) million cash used in operations in the quarter ended September 30, 2008 primarily due to improved collections, timing of new sales collected in quarter, and increased profitability during the third quarter of 2009 as compared to the third quarter of 2008. Our cash and investment balances increased to $93.0 million at September 30, 2009 from $90.8 million at December 31, 2008, primarily due to strong cash collections.
     As of September 30, 2009, we had an accumulated deficit of $61.0 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.
Three and Nine months ended September 30, 2009 and 2008
Revenue

	Three Months Ended September 30,			Nine months ended September 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change
Software, hosting and support:	25,956	29,754	15%	76,085	83,223	9%
Professional services	10,281	8,977	(13)	28,271	27,885	(1)

Total revenue	$36,237	$38,731	7%	$104,356	111,108	6%

     Total revenue for the three months ended September 30, 2009 was $38.7 million, an increase of $2.5 million, or 7%, over total revenue of $36.2 million for the three months ended September 30, 2008. If currency exchange rates in the third quarter of 2009 had remained constant with the currency exchange rates in the third quarter of 2008, revenue as of September 30, 2009 would have increased by approximately $3.6 million, which is an additional $1.1 million, or a further 3%, with the majority of the currency rate impact within software, hosting and support revenue. Total revenue for the nine months ended September 30, 2009 was $111.1 million, an increase of $6.8 million, or 6%, over total revenue of $104.4 million for the nine months ended September 30, 2008. If currency exchange rates in the nine months ended September 30, 2009 had remained constant with the currency exchange rates in the nine months ended September 30, 2008, revenue during the first nine months in 2009 would have increased by approximately $12 million, which is an additional $5.2 million, or a further 5%, with the majority of the currency rate impact within software, hosting and support revenue.
     Software, hosting and support revenue comprised of subscriptions, term licenses, hosting, support and perpetual license revenue for the three months ended September 30, 2009 increased $3.7 million, or 15%, over the comparable 2008 three month period, primarily due to expansion within the current customer base and new customer acquisitions over the comparable period. We believe our latest product, RightNow 8, appeals to large customers because of its robust performance characteristics, which in turn has driven larger average purchase volumes and higher average selling prices per customer on a trailing twelve month basis. Average revenue within the existing customer base increased as a result of sales of capacity additions, contract renewals, and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 620 million in the quarter ended September 30, 2009 as compared to 576 million in the quarter ended September 30, 2008.
     If currency exchange rates in the third quarter of 2009 had remained constant with the currency exchange rates in the third quarter of 2008, software, hosting and support revenue in the third quarter of 2009 would have increased by approximately an additional $778,000, or a further 3%. For the nine months ended September 30, 2009, software, hosting and support revenue increased $7.1 million, or 9%, from the comparable 2008 period. If currency exchange rates in the nine months ended September 30, 2009 had remained constant with the currency exchange rates in the nine months ended September 30, 2008, revenue during the first nine months in 2009 would have increased by approximately an additional $3.7 million, or a further 5%, within software, hosting and support revenue.
     Professional services revenue decreased $1.3 million, or (13)%, in the quarter ended September 30, 2009 over the comparable 2008 quarter, due to reduced billable hours associated with the timing of implementation services, and currency exchange rate impact. The decrease in billable hours was partially due to a reduction of sub-contractor hours, which were used during the three months ended September 30, 2008 to assist with completing delivery of professional services backlog. Professional services revenue for the nine months ended September 30, 2009 decreased $386,000, or 1%, over the nine months ended September 30, 2008. Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.
     The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the higher gross profit earned on software, hosting and support revenue. Professional services revenue represented 23% and 28% of total revenue in the three months ended September 30, 2009 and 2008, respectively.
     Revenue from European customers decreased to 19% of total revenue in the quarter ended September 30, 2009 from 22% of total revenue in the quarter ended September 30, 2008, while revenue from Asia Pacific clients was 9% of total revenue in the quarter ended September 30, 2009 compared to 8% of total revenue in the quarter ended September 30, 2008. Total revenue outside North America decreased to represent 28% and 27% of revenue in the three and nine months ended September 30, 2009, respectively, as compared to 30% and 32% for the comparative three month and nine month periods ended September 30, 2008, respectively, due primarily to a negative currency impact in the first half of 2009 and growth in North American revenue as compared to the comparable period one year earlier.
Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change
Software, hosting and support	$5,305	5,232	(1)%	$15,383	15,135	(2)%
Professional services	8,133	6,365	(22)	23,228	19,719	(15)

Total cost of revenue	13,438	11,597	(14)%	$38,611	34,854	(10)%

     Total cost of revenue for the quarter ended September 30, 2009 was $11.6 million, a decrease of $1.8 million, or (14) %, from total cost of revenue of $13.4 million for the quarter ended September 30, 2008. Total cost of revenue for the nine months ended September 30, 2009 was $34.9 million, a decrease of $3.8 million, or (10)%, over total cost of revenue of $38.6 million for the nine months ended September 30, 2008.
     Cost of software, hosting and support decreased $73,000, or (1)%, in the third quarter of 2009 from the third quarter of 2008 due to a decrease of approximately $197,000 in depreciation expense associated with hosting operations, and improved voice hosting bandwidth service costs, which decreased $154,000 during the third quarter of 2009. These decreases were partially offset by increased headcount to assist with voice and non-voice hosting volume in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Average employee count in our hosting and technical support operations was 102 during the third quarter of 2009 as compared to 96 during the third quarter of 2008, which increased salaries and related expenses (such as bonuses and stock-based compensation) by $194,000 and increased common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses) by $39,000 during the third quarter of 2009. For the nine months ended September 30, 2009, cost of software, hosting and support decreased $248,000, or (2)%, from the comparable 2008 period. As a percent of the associated revenue, cost of software, hosting and support was 18% in the three and nine months ended September 30, 2009, as compared to 20% in both the three and nine months ended September 30, 2008. The reduction in the cost of software, hosting and support as a percentage of revenue was due to improved leverage in our business model, combined with expense management in the third quarter of 2009 as compared to the third quarter of 2008.
     Cost of professional services decreased $1.8 million, or (22)%, in the quarter ended September 30, 2009 from the quarter ended September 30, 2008. The expense reduction was attributable to a favorable foreign currency exchange rate impact of $237,000, a reduction in utilization of third-party partners that assisted in the deployment of professional services, a reassignment of professional service employees, and a reduction in travel-related costs. For the nine months ended September 30, 2009, cost of professional services decreased $3.5 million, or (15) %, from the comparable 2008 period, of which $1.4 million was attributable to a favorable foreign currency exchange rate impact. Average employee count in our professional services organization decreased to 164 during the third quarter of 2009 from 180 during the third quarter of 2008. As a percent of the associated revenue, cost of professional services decreased to 71% in the three and nine months ended September 30, 2009, respectively, from 79% and 82% in the three and nine months ended September 30, 2008, respectively. The reduction in the cost of professional services as a percentage of revenue was due to favorable currency impact and focused expense management during the three and nine months ended September 30, 2009 as compared to the comparable periods one year earlier. Employee training, customer scheduling requirements and use of third-party resources can cause fluctuation in cost of professional services as a percentage of revenue.
Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change
Sales and marketing	$16,889	$16,175	(4)%	51,334	$47,046	(8)%
Research and development	4,671	5,100	9	13,664	14,907	9
General and administrative	3,215	4,018	25	10,621	11,671	10

Total operating expenses	$24,775	$25,293	2%	$75,619	$73,624	(3)%

Sales and Marketing Expenses
     Sales and marketing expenses were $16.2 million in the third quarter of 2009, a decrease of $714,000, or (4)%, from sales and marketing expenses of $16.9 million in the third quarter of 2008. The decrease was due primarily to $459,000 in favorable foreign currency exchange rate impact and reduced headcount. Average employee count in our sales and marketing organization decreased to 261 during the third quarter of 2009 from 277 during the third quarter of 2008, stemming from an expense reduction effort in the fourth quarter of 2008. Commissions and bonus expense increased due to improved sales performance. Travel-related costs and advertising decreased due to improved expense management.
     Sales and marketing expenses were $47.0 million for the nine months ended September 30, 2009, a decrease of $4.3 million, or (8)%, over sales and marketing expense of $51.3 million for the nine months ended September 30, 2008. The reduction in expense was primarily due to $2.4 million in favorable foreign currency exchange impact and reduced headcount.

     Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Net sales incentive expense was $4.0 million and $2.8 million for the three months ended September 30, 2009 and 2008, respectively. Net sales incentive expense was $10.2 million and $9.8 million for the nine month periods ended September 30, 2009 and 2008, respectively. Our deferred commissions were $8.2 million and $8.7 million at December 31, 2008 and September 30, 2009, respectively.
Research and Development Expenses
     Research and development expenses were $5.1 million in the three months ended September 30, 2009, an increase of $429,000, or 9%, over research and development expenses of $4.7 million in the three months ended September 30, 2008, primarily due to growth in headcount and expenditures pertaining to projects to automate quality assurance testing procedures. Average employee count in our research and development organization was 158 during the third quarter of 2009 compared to 146 during the third quarter of 2008. The majority of the research and development headcount growth came from our acquisition of HiveLive during the third quarter of 2009. Research and development expenses for the nine months ended September 30, 2009 increased $1.2 million, or 9%, over the comparable 2008 period primarily due to growth in headcount and expenditures pertaining to projects to automate quality assurance testing procedures.
General and Administrative Expenses
     General and administrative expenses were $4.0 million in the third quarter of 2009, an increase of $803,000, or 25%, over general and administrative expenses of $3.2 million in the third quarter of 2008. The increase in expense was primarily due to staff additions, and direct costs of the acquisition of HiveLive during the third quarter of 2009. Average employee count in our general and administrative organization was 86 during the third quarter of 2009 compared to 79 during the third quarter of 2008. General and administrative expenses for the nine months ended September 30, 2009 increased $1.1 million, or 10% over the comparable 2008 period primarily due to employee growth.
Stock-Based Compensation Expense
     Total stock-based compensation expense for the three months ended September 30, 2009 was $1.9 million as compared to $1.5 million for the three months ended September 30, 2008. Stock-based compensation was $6.1 million for the nine months ended September 30, 2009 as compared to $4.7 million for the nine months ended September 30, 2008. Stock-based compensation increased during the first nine months of 2009, primarily due to a change in estimated forfeiture rates during the second quarter of 2009, combined with a non-recurring director’s stock option grant during the first quarter of 2009. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.
Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change
Interest income	$714	$248	(65)%	$2,366	$866	(63)%
Interest expense	(3)	(1)	n/m	(8)	(7)	n/m
Other income (expense)	(159)	95	n/m	(349)	234	n/m

Total interest and other income , net	$552	$342	(38)%	$2,009	$1,094	(46)%

     Interest income decreased 65% in the third quarter of 2009 from the third quarter of 2008 due to lower cash balances available for investment combined with declining investment yields driven by the periodic decreases in the federal funds rate. For the nine months ended September 30, 2009, interest income decreased 63% from the comparable 2008 period. Our investment portfolio consists primarily of investment-grade government agency securities, corporate debt instruments, and auction-rate securities.
     Other income consists primarily of a gain on our auction-rate securities (“ARS”), which was offset by a loss on a put option settlement right associated with the auction-rate securities and losses on transactions denominated in foreign currencies. See Note 7 to our Condensed Consolidated Financial Statement for further discussion on ARS investments and the related put option.

Provision for Income Taxes
     The provision for income taxes of $460,000 in the nine months ended September 30, 2009, consists primarily of state taxes and foreign taxes withheld. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, foreign rate differentials, and non-deductible meal and entertainment expenses. Our effective tax rate in 2009 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, Compensation-Stock Compensation, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended September 30,			Nine months ended September 30,
			Percent			Percent
(Amounts in thousands)	2008	2009	Change	2008	2009	Change
Cash, cash equivalents and short-term investments	$97,589	$93,022	(5)%	$97,589	$93,022	(5)%
Long-term investments	4,612	—	(100)%	4,612	—	(100)%
Cash provided by (used in) operating activities	(1,330)	4,909	469%	10,914	11,876	9%
     At September 30, 2009, cash, cash equivalents, and investments totaled $93.0 million. In addition to our cash and short-term investments, other sources of liquidity at September 30, 2009 included a $3.0 million bank line of credit facility, under which there have been no borrowings.
     Operating activities provided $4.9 million and $11.9 million of cash during the three and nine months ended September 30, 2009, respectively, as compared to $1.3 cash used in operations and $10.9 million cash provided from operations during the three and nine months ended September 30, 2008, respectively. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period and customer payment preferences and patterns. Strong cash collections from prior quarter sales was the primary driver of the cash provided in operating activities during the quarter ended September 30, 2009. Historically, the percentage of business signed with monthly, quarterly, or annual billing terms has ranged from approximately 15 to 25%, but during the third quarter of 2009 increased to 39%. The increased rate in the third quarter of 2009 was partially due to the signings of large multi-year contact center deals. We also believe the increase is a result of several factors, including SaaS maturing, internal sales incentive plans, and the economy. Deferred revenue is not recorded for subscriptions with monthly, quarterly, or annual billing terms until the invoices are issued. A change in the billing practice resulting in delayed billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.
     The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at September 30, 2009 and at December 31, 2008, respectively. Accounts receivable written off in the third quarter of 2009 were relatively consistent with the fourth quarter of 2008. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.
     Investing activities used $20.4 million and $31.2 million in the three and nine months ended September 30, 2009, respectively. Third quarter 2009 investing activities consisted of net purchases of short-term investments of $13.1 million, acquisition consideration for the purchase of HiveLive, Inc. of $5.9 million, and $1.2 million of capital expenditures. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations, including government hosting, and employee growth.
     Financing activities provided $250,000 and used $1.2 million in the three and nine months ended September 30, 2009, respectively. During the nine months ended September 30, 2009, the cash used for financing activities was primarily due to a repurchase of 231,000 shares of our common stock for $1.8 million in the first quarter of 2009, which completed our $15 million board-approved stock buyback program.
     As of September 30, 2009, we held approximately $4.4 million in par value auction rate securities (“ARS”) that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. The ARS are comprised of federally insured student loan bonds.
     During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities. During the nine months ended September 30, 2009, we marked to market the investment in accordance with Topic 320, which resulted in an increase in fair value for a total unrealized gain of $428,000, included in other income, net. Partially offsetting this gain within other income, net was a $397,000 unrealized loss related to the change in fair value of the put option we obtained pursuant to the settlement agreement. We elected the fair value option on the put option in accordance with Topic 825, and as such, changes in fair value are recorded during each reporting period. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. As a result, the agreement covers $4.4 million par value (fair value $4.1 million) of the ARS held by us as of September 30, 2009.
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
Off-Balance Sheet Arrangements
     As of September 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Obligations and Commitments
     There have been no material changes to our contractual obligations or commitments since December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the British pound, Australian dollar, and Euro, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended September 30, 2009 or September 30, 2008.
     When compared to the third quarter of 2008, our results were impacted by the strength of the U.S. dollar in the third quarter of 2009 relative to the British pound, Australian dollar, and Euro. The change in exchange rates between the third quarter of 2008 and 2009 had an unfavorable impact to revenue of $1.1 million. Additionally, deferred revenue decreased by approximately $983,000 when comparing the change in exchange rates between the third quarter of 2008 and 2009. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the third quarter of 2009 were favorably impacted $783,000 when comparing the change in exchange rates between the third quarter of 2008 and 2009. During the nine months ended September 30, 2009, foreign currency fluctuations reduced revenue by approximately $5.2 million, and reduced expenses by approximately $4.1 million, when comparing the change in weighted average exchange rates during the quarter ended September 30, 2009 with the weighted average exchange rates during the quarter ended September 30, 2008. Continued changes in the dollar relative to other currencies may cause us to experience further impact.
Interest Rate Sensitivity
     Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at September 30, 2009, the fair value of our portfolio would decline by approximately $243,000.

Liquidation and Valuation Risk
     Our short-term investments consist of approximately $4.4 million in par value auction rate securities (“ARS”) with investment grades of AAA or AA, as of September 30, 2009. Despite the long-term contractual maturities of the ARS, all of these securities are considered trading securities as of September 30, 2009. Since February 2008, uncertainties in the credit markets caused all auctions of our ARS to be unsuccessful. During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities. During the nine months ended September 30, 2009, we marked to market the investment in accordance with Topic 320, which resulted in an increase in fair value for a total unrealized gain of $428,000, included in other income, net. Partially offsetting this gain within other income, net was a $397,000 unrealized loss related to the put option we obtained pursuant to the settlement agreement. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. As a result, the agreement covers $4.4 million par value (fair value $4.1 million) of the ARS held by us as of September 30, 2009. Based on our expected operating cash flows, and other sources and uses of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to execute our current business plan. We will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of ARS.
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
     International sales comprised 30% and 27% of our revenue for the quarters ended September 30, 2008 and 2009, respectively. We intend to continue to pursue and expand our international business activities. Adverse economic and political conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:
•	fluctuations in foreign currency exchange rates;

•	political, social and economic instability, including conflicts in the Middle East, Central Asia and elsewhere abroad, terrorist attacks and security concerns in general;

•	adverse changes in tariffs and other protectionist laws and business practices that favor local competitors;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards and burdens of complying with a variety of foreign laws, including employment, tax, privacy and data protection laws and regulations;

•	reduced protection for our intellectual property in some countries;

•	expenses associated with localizing products for foreign countries, including translation into foreign languages; and

•	import and export license requirements and restrictions of the United States and each other country in which we operate.
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

     Margins on sales of our products and services in foreign countries, and on sales of products and services that include costs from foreign based employees or foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. When compared to the third quarter of 2008, the U.S. dollar fluctuated significantly compared to the British pound, Australian dollar, and Euro in the third quarter of 2009. The change in exchange rates between the third quarter of 2008 and 2009 had an unfavorable impact to revenue of $1.1 million. Additionally, deferred revenue decreased by approximately $983,000 when comparing the change in exchange rates between the third quarter of 2008 and 2009. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the third quarter of 2009 were favorably impacted $783,000 when comparing the change in exchange rates between the third quarter of 2008 and 2009. During the nine months ended September 30, 2009, foreign currency fluctuations reduced revenue by approximately $5.2 million, and favorably benefited expenses by approximately $4.1 million, when comparing the change in weighted average exchange rates during the quarter ended September 30, 2009 with the weighted average exchange rates during the quarter ended September 30, 2008. The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in EMEA, and Asia-Pacific and non-U.S. dollar denominated operating expenses incurred in these respective regions. These foreign currency exposures may make it difficult to compare our financial statements for the current period with financial statements from earlier periods.
We may not be able to sustain or increase profitability in the future.
     We had an accumulated deficit of $61.0 million as of September 30, 2009. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past. Even though we were profitable during the three and nine months ended September 30, 2009, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.
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
     We face competition from:
•	Companies currently providing customer service solutions, some of whom offer hosted services, including ATG, BMC Software Corporation, Inc., eGain Communications Corporation, Inquira Software, Inc., Kana Software, Inc., Microsoft Corporation, Netsuite, nGenera, Oracle Corporation, Parature, SAP AG, and salesforce.com;

•	CRM systems that are developed and maintained internally by businesses;

•	CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•	Outsourced contact center providers that bundle solutions and agent labor in their service offerings;

•	New companies entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others; and

•	Voice system integrators and voice-enabled IVR technology providers, such as Microsoft, TuVox, and Voxify.

•	Social CRM providers, such as Lithium and other niche social CRM providers.
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
     As of September 30, 2009, over 95% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, Massachusetts, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.
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
     Approximately 90% of our sales are derived from RightNow Service, a suite of solutions used to optimize customer service operations. If we are unable to successfully develop and sell new and enhanced versions of RightNow Service, or introduce new products and solutions for the customer service market, our financial performance will suffer. Although to date the majority of business has been focused on providing solutions for customer service operations, we provide sales, marketing, feedback, voice-enabled, and social applications to expand our solution offerings. Additionally, we have focused on eService solutions to call centers. Our efforts to expand beyond the customer service market may not be successful in part because certain of our competitors have far greater experience and brand recognition in the broader segments of the CRM market. In addition, our efforts to expand our on demand software solutions beyond the customer service market may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.
Recently completed and/or future acquisitions could disrupt our business and harm our financial condition and results of operations.
     In order to expand our addressable market, we may decide to acquire additional businesses, products and technologies. In May 2005, we acquired the assets of Convergent Voice and in May 2006, we acquired Salesnet, Inc. Most recently, in September 2009 we acquired HiveLive, Inc. Acquisitions could require significant capital infusions into the acquired business and could involve many risks, including, but not limited to, the following:
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
The required adoption of Topic 718, Compensation-Stock Compensation makes stock options a less attractive form of employee compensation, and our use of alternative forms of employee compensation in response to Topic 718 could adversely affect our ability to attract and retain personnel.
     We have historically used stock options as a key component of our employee compensation because we believe it aligns employees’ interests with our stockholders’ interest, encourages employee retention, and provides a competitive component of our overall compensation program. Due to the required adoption of Topic 718, and the recording of stock option expense on our operating statements, we may determine that it is in our best interest to reduce the number or size of our stock-based awards, or change the type of awards granted. In doing so, we may not be able to attract, retain and motivate our employees.
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
     We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Prior to March 3, 2008 our investment policy allowed us to invest cash in auction-rate securities (“ARS”). At September 30, 2009 we held approximately $4.4 million par value ARS that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of 2008, we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the $4.4 million par value ARS from available for sale securities to trading securities. During the nine months ended September 30, 2009, we marked to market the investment in accordance with Topic 320, which resulted in an increase in fair value for a total unrealized gain of $428,000 included in other income, net. Partially, offsetting this gain within other income, net was a $397,000 unrealized loss during the nine months ended September 30, 2009 related to the put option we obtained pursuant to the settlement agreement. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.
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
     At September 30, 2009, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25.2% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 31% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.
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
     In May 2005, we spent $1 million of the offering proceeds for the acquisition of the assets of Convergent Voice. In May 2006, we spent $8.7 million of the offering proceeds to acquire Salesnet, Inc. In September 2009, we spent $5.9 million of the offering proceeds to acquire HiveLive, Inc. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering. Pending these uses, the net proceeds from the offering are invested in short-term, interest-bearing, investment-grade securities.
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
Dated: Novermber 6, 2009

RightNow Technologies, Inc. (Registrant)
By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Vice President and, Treasurer (Principal Financial and Accounting Officer)