Form 10-K
period 2009-12-31
RIGHTNOW TECHNOLOGIES INC
filed 2010-03-09
CIK 1111247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $374,000,000, based on the closing sales price of the registrant’s common stock on that date as reported by The Nasdaq Global Market. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 28, 2010 was 31,937,173.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2009. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

RightNow Technologies, Inc.

Annual Report on Form 10-K

For The Fiscal Year Ended December 31, 2009

CAUTIONARY STATEMENT

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its separate, wholly-owned independent subsidiaries.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, and assumptions and judgments. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to general economic conditions; fluctuations in foreign currency exchange; our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets; the success of our efforts to integrate HiveLive’s personnel and processes, following our recent acquisition of that entity; the risk of asset impairment associated with the acquisition of HiveLive; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in backlog; the risk that our investments in partner relationships and additional employees will not achieve expected results; interruptions or delays in our hosting operations; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities; our ability to sell auction rate securities under a put option with our broker; any unanticipated ambiguities in fair value accounting standards; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the impact of potential future acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Part I

Item 1.	Business

OVERVIEW

RightNow Technologies (“we,” “us,” “our,” the “Company” or “RightNow”) provides RightNow CX, an on-demand (“cloud-based”) suite of customer experience software and services that helps consumer-centric organizations improve customer experiences, reduce costs and increase revenue. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. The Company helps organizations deliver exceptional customer experiences across the web, social networks and contact centers. RightNow’s technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email, web, chat and social interactions. Additionally, through our on demand delivery approach, or software-as-a-service (“SaaS”), we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and assisting our customers to maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help them achieve their strategic objectives and better meet the needs of those they serve.

RightNow was incorporated in Montana in September 1997 and reincorporated in Delaware in August 2000. Our principal executive offices are located at 136 Enterprise Boulevard, Bozeman, Montana 59718-9300, and our telephone number is (406) 522-4200. We have regional field offices in Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; Dallas, Texas; San Mateo, California; Orange County, California; New York, New York; Fairport, New York; Herndon, Virginia; and Toronto, Canada. We also have offices in Maidenhead, England; Munich, Germany; Sydney, Australia; and Tokyo, Japan. Our internet address is http://www.rightnow.com. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on The Nasdaq Global Market under the symbol RNOW.

PRODUCTS AND SERVICES

RightNow CXtm, the Customer Experience Suite

RightNow CX is designed to be a comprehensive customer experience solution for consumer-centric organizations to enable interactions across web, social, and contact center touch points. Our solutions give companies the ability to coordinate disparate resources across the organization to develop, rapidly execute, and manage their customer experience strategy.

We believe that our solutions deliver customer experiences that build loyalty, drive revenue, reduce costs and increase efficiency.

RightNow CX includes and integrates web, social and contact center experiences, which are layered on RightNow Engage and our CX cloud platform as illustrated below.

RightNow Web Experience

Integrates into an existing web infrastructure to provide a fully interactive, engaging, and branded online customer experience providing customer access to web self-service and the ability to seamlessly transition to agent-assisted channels.

•	Web Self-Service

Customer Portal gives organizations the ability to create and manage a branded, highly interactive online customer experience 24-hours-a-day. Web self-service utilizes artificial intelligence technology that “learns” how customers search for and use knowledge base information. Features include knowledge syndication to present knowledge base information on any public page, whether that is the organization’s own web page or a partner’s.

•	Email Management

Email Management is designed to ensure quality communication and timely responses between organizations and customers by tracking the progress of every email through escalation and ensuring that no email is left unanswered. With attribute-based routing capabilities, consumers’ questions can be routed to the agent with the right skill set to address the specific customer situation.

•	Chat and Co-Browse

Live chat customer service software facilitates real-time, online chat sessions between organization’s agents and customers visiting a website. Chat helps to resolve customer issues and increase purchase conversion rates. Co-Browsing extends the value of the web experience by providing a visual connection between agents and their online visitors. Coupled with a chat session or phone call, agents are able to provide expert support by guiding customers through the website in real-time.

RightNow Social Experience

Enables organizations both to listen and respond to conversations with their consumers on the social web and build branded communities to cultivate their own conversations. RightNow’s social solutions are integrated into a complete customer experience solution that helps ensure consistency in customer information management, knowledge management and customer experience processes.

•	Support Community

Facilitates discussion between customers to talk about products and services, share tips, and answer each other’s questions. Customers can mark the best answers and be rewarded for their participation and expertise. A resource library keeps a searchable repository of useful information, including both company and user-generated content.

•	Innovation Community

Invites customers to submit ideas, vote for their favorite ideas and be rewarded for their participation and expertise. Structured feedback is captured to improve the quality of products and services.

•	Cloud Monitor

Enables agents to efficiently and effectively engage customers proactively in the social cloud, monitoring Twitter, YouTube, RSS-enabled sites, and RightNow powered communities, following relevant discussions, and determining actionable next steps such as proactive outreach or creation of a service case based on information gathered.

•	Social Experience Designer

Provides business users a powerful, do-it-yourself interface to expand, create, and customize the RightNow community solution.

RightNow Contact Center Experience

Enables organizations to deliver consistent customer experiences across multi-channel interactions designed to maximize agent productivity, lower costs, and drive revenue.

•	Intelligent Voice Automation (IVR)

Personalized speech IVR, voice self-service, and custom voice applications facilitate a tailored, personalized experience for each caller based on their individual needs, customer profile, and business objectives.

•	RightNow’s Dynamic Agent Desktop

Provides a single unified view into all customer information and interaction history regardless of contact channel. Scripting, contextual workspaces and desktop workflow guide agents with contextually relevant, just-in-time knowledge and best practices enabling the delivery of a consistent customer experience and efficient interaction.

•	Contact Center Experience Designer

Configurable workspaces, scripting, and desktop workflow give contact center business managers the power and flexibility to define and tailor the customer experience within the contact center.

RightNow Engage

Provides the horizontal service, sales, and marketing business processes that support, span, and inter-connect the web, social and contact center experiences. RightNow Engage helps enable organizations provide seamless, personalized customer experiences through proactive engagement, actionable customer feedback, and deep business insight.

•	Service-Sales-Marketing

The traditional CRM operational business processes, designed for consumer-centric business:

•	Service: Business processes that support efficient and effective problem resolution and customer support across channels.

•	Sales: Business processes that support revenue-generation, such as sales automation, opportunity management, and upsell and cross sell.

•	Marketing: Business processes that drive personalized, proactive customer communication such as email marketing, lead generation and campaign management.

•	Customer Feedback:

A prerequisite to delivering superior customer experiences across web, social, and contact center is the ability to gather the voice-of-the-customer in real-time across every customer touch point and take immediate action.

•	Analytics:

Managerial and operational insight to measure and analyze customer experiences, highlight areas of improvement, and identify trends to anticipate customer needs.

RightNow CX Cloud Platform

RightNow CX Cloud Platform provides a platform for scalability, performance, flexibility and security and offers a set of foundational elements that help enhance value and infuse knowledge across the RightNow CX applications, enabling the delivery of a positive customer experience.

•	Knowledge Foundation

Enables organizations to leverage appropriate knowledge resources to deliver customers and agents real-time, relevant knowledge across web, social and contact center touch points. Captures and learns from each interaction to drive continuous knowledge improvements, and deliver actionable customer and business insight.

•	Enterprise Integration & Extensibility

Provides an open platform for fast and cost-effective integration across the agent desktop, business applications, data and telephone systems, making relevant customer knowledge easily accessible to the frontlines of the business regardless of where that knowledge resides. By empowering frontline employees with comprehensive knowledge at the moment of customer interaction, it improves the interaction and customer experience.

•	RightNow Government Cloud

Provides a dedicated secure hosting facility for United States government agencies. Housed in a carrier-class, tier-4 facility, the Government Hosting Center meets US Federal security and audit standards as defined by The Federal Information Security Management Act, or FISMA, including NIST SP 800-37, NIST SP 800-53, and FIPS 199.

•	RightNow PCI Certified Cloud

RightNow PCI Certified Cloud meets the standards set out by PCI (a set of comprehensive requirements for enhancing payment account data security) for Service Provider Level 1 Certification for customers with enhanced security requirements.

RightNow CX Commitment

The RightNow CX Commitment describes the way in which we engage with our customers to deliver a superior customer experience.

•	Focus on Results

RightNow’s Client Success Managers work with organizations to help them measure their customer experience key performance indicators, benchmark their system and processes against industry metrics, and leverage best practices.

•	Easy to Buy

Our business processes are designed to make us easy to buy from. Beginning January 2010, RightNow introduced the Cloud Services Agreement (CSA), which we believe gives our customers an arrangement that offers greater flexibility, and is an easy to read, plain-English framework for purchasing. Among other things, the CSA includes annual termination for convenience, price transparency for up to six years, ability to purchase annual pools of capacity, and cash service level credits. We identify performance targets and offer cash service level credits where we fail to meet these targets.

•	Expertise

RightNow Centers of Excellence (COEs) bring together experts from across the organization for each of the five areas in RightNow CX: Web Experience, Social Experience, Contact Center Experience, Engage and CX Cloud Platform. The COEs help clients define best practices, provide technical product expertise, and drive product innovation.

Professional Services

Our Professional Services group combines project management (RightNow Project Methodology) with technical and business-focused consulting services to our clients. Using proven methods and customer-centric best practices, our Professional Services group is experienced in implementing and integrating RightNow products across many industries, drawing on in-depth knowledge and practical expertise gained from thousands of deployments. Professional services helps customers determine strategic business objectives, align business processes, define success metrics, help with rapid system configuration and deployment, and adjust business solutions to support full user adoption. We also provide tune-up services to our clients, auditing their solution against our library of best practices.

During 2009, we continued to expand our professional service organization with new investments in both partner relationships and additional employees. These investments are expected to allow us to engage in more complex deployments, add scalability to our business and help drive our growth.

Sales and Marketing

RightNow products and services are sold predominantly through our direct sales organization and to a lesser extent through partner channels. The sales team is organized around geographic territory, prospect company size and vertical industry, calling on potential new clients as well as focusing on managing and further expanding existing client relationships.

A prospective client may deploy a portion or all of our solutions on a pilot basis to ensure that RightNow CX solutions meet its needs, prior to committing to any subscription fees. A pilot project usually lasts between 30 and 90 days. The prospective client’s objectives are quantified and results measured during the pilot period. As a result of this program, we believe we have experienced shorter sales cycles, higher sale closure rates and larger deal sizes.

During 2009, we continued to develop our worldwide partner relationships to enhance the delivery of an optimized customer experience for our shared clients. Our partner program is focused on three core strategies — extend market reach and penetration, expand our implementation delivery providers and extend the RightNow CX solution. These partners represent many of the world’s largest customer care outsourcers, including Convergys, Teleperformance, and TELUS.

In addition, we continued to develop an ecosystem of business and technology alliance partners. These relationships with leading independent software companies, systems integrators, and contact center infrastructure providers has opened up new opportunities for our direct sales organization and has created a host of complimentary solutions for our customers.

New partners and solutions added to our ecosystem to expand RightNow CX include Birst, Sterling Commerce, TARGUSinfo, Boomi, Pervasive, OpenMethods, Interactive Intelligence, Language Weaver, and Sajan.

We believe these partnerships have enabled our direct sales organization to expand its contact base in key accounts, enhance and differentiate the RightNow CX solution, and we believe ultimately will develop larger and more profitable enterprise sales opportunities.

In those international markets where we do not have a direct selling presence, we rely on system integrators and resellers to offer RightNow CX solutions. This strategy is primarily employed in mainland Europe, New Zealand, Asia, and Latin America. In 2009, we continued to broaden our distribution to these markets through resellers.

Our marketing department coordinates future product and service direction, manages generation of client leads, and oversees public and industry analyst relations. To expand our client base, we have also developed and expect to continue to increase innovative marketing initiatives.

Clients and Backlog

As of December 31, 2009, we had approximately 1,900 active clients in various industries with sales generated approximately 20% from technology, 16% from telecommunications, 16% from public sector, 15% from retail/consumer packaged goods, 11% from entertainment, 6% from financial services, 5% from travel and hospitality, 1% from manufacturing, 1% from services, and 9% from various other industries. For the year ended December 31, 2009, approximately 46% of our sales were generated from entities with over $1 billion in annual sales, 38% of our revenue was generated from entities with less than $1 billion in annual revenue and 16% of our revenue was generated from government/educational institutions. No single client accounted for more than 10% of our revenue in 2007, 2008, or 2009. No individual customer accounted for more than 10% of the Company’s accounts receivable or total net receivables at December 31, 2008 and December 31, 2009, respectively. Beginning in 2007, our change to subscriptions from license arrangements required that we no longer record additions to term receivables. As a result, the customer concentration as a percentage of term receivables has increased since the change. One customer represented 22% of term receivables at December 31, 2008, and the same customer represented 40% of term receivables at December 31, 2009.

Total backlog is as follows (in thousands):

	December 31,
	2009	2008

Current committed backlog	$117,600	$98,100
Non-current committed backlog	57,020	48,300

Total firm committed backlog	174,620	146,400
Current backlog subject to termination for convenience	3,400	3,900
Non-current backlog subject to termination for convenience	1,980	700

Total backlog	$180,000	$151,000

Total backlog, which represents total invoiced and uninvoiced deferred revenue, was approximately $180 million and $151 million as of December 31, 2009 and December 31, 2008, respectively. Current total backlog, which is the portion of backlog expected to be recognized as revenue within the next twelve months was approximately $121 million and $102 million as of December 31, 2009 and December 31, 2008, respectively.

A certain portion of our backlog includes terms for termination for convenience at the customer option. Specifically, the termination for convenience exists in certain of our business contracted with the federal government, and with some commercial customers. In the case of federal government customers, some of the business that is contracted with this group falls under the termination for convenience guidelines as set forth in the Federal Acquisition Regulations (FARs). The FARs allow the federal government at its option to terminate these arrangements. The majority of our business with the federal government is sold through reseller arrangements that do not include termination for convenience provision(s). A minority of our business is sold either direct to the federal government or through resellers under contracts that do include a right of termination for convenience in accordance with the applicable FARs. We treat this backlog as uncommitted. Most of our business with the federal government is under twelve month arrangements and we ensure that the contracting party has approved the funding prior to recording a transaction or commencing revenue recognition for both new and renewal arrangements. Based on our past experience, termination for convenience by our federal government and commercial customers is rarely exercised.

The backlog not recorded on our balance sheet represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

We expect that the amount of backlog may change from year-to-year for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of revenue recognition, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled backlog revenue attributable to a particular subscription agreement is typically associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled backlog revenue may change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are generally not a reliable indicator of future revenues.

In January 2010 we introduced the CSA, which includes customer termination for convenience terms. As a result, we expect the proportion of total backlog that is uncommitted to increase in the future.

Please refer to Note 1 (c) of our Notes to Consolidated Financial Statements for financial information about our geographic areas.

Product Development and Technology

Our product development efforts are focused on improving and enhancing our existing solutions and service offerings as well as developing new proprietary technology. Our product roadmap incorporates our long-term strategic view of our market and incorporates customer feedback to improve and enhance our products. We currently are developing products and solutions to broaden and deepen our offerings beyond what is offered in the traditional CRM market. We are focusing on building applications that not only improve the internal business processes, but also improve the end customer experience. We allow our clients to run different versions of our software and provide customers the ability to adequately plan, schedule and implement upgrades of new releases. Our support and development efforts are focused only on the current and future releases of our products. We provide support for our software versions for 24 months, and self service support for 12 months after that. Our research and development expenses totaled approximately $17.1 million in 2007, $18.3 million in 2008, and $20.2 million in 2009.

We believe we have significant technology expertise in developing and deploying highly scalable and reliable cloud based customer experience applications. All of our products have been designed using industry standards for the Internet and are designed to meet the following goals: cost efficient deployment, highly configurable, scalable, easily integrated, multi-tenant and capable of being internationalized. The architectural components described below form the foundation for the delivery of a variety of features within our solution.

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

Integration with Other Enterprise Applications.  Our clients are able to integrate our solution with their other mission-critical enterprise applications through several techniques, including: web services, application level triggers; user interface extensibility that allows the integration of other applications into our solution; and “pass through” authentication that allows our solution to inherit user credentials from other applications to identify and enforce access to our clients’ web sites. The Developer portion of our Customer Community portal provides our customers an on-line forum of information on integration topics such as up-to-date documentation and sample integrations as well as on-line discussion forums that are moderated by RightNow experts.

Highly Customizable and Usable User Interface.  The web portal interface portion of our product, which allows our clients to serve their customers through the web, is browser based and provides support for all current browsers and versions, and complies with web accessibility standards. The web portal interface is designed to be easily integrated into our client’s web sites and simple for inexperienced internet users to understand. Our back-end interface utilizes Microsoft Corporation’s Smart Client technology. The back-end interface is used by administrators, agents, sales representatives and marketing users. The Microsoft Smart Client user interface (or “UI”) communicates with our server through web services. This UI combines the speed and power of traditional client/server applications with the flexibility and reduced total cost of ownership associated with browser-based applications. With the Microsoft Smart Client UI, a richer user experience is possible than could be provided through a browser. Because the Microsoft Smart Client is automatically network installed and updated, the desktop maintenance generally associated with client/server applications is reduced. Our back-end interface can be easily customized without programming to support different workflows and can be extended to incorporate data from other applications.

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

Intellectual Property

Our success depends to a significant degree upon the development and protection of our intellectual property rights. We believe we have a rich repository of intellectual property. As of December 31, 2009, our intellectual property assets included ten issued U.S. patents, thirteen pending U.S. patents, one pending European patent, five U.S. trademark registrations, and multiple foreign trademark registrations. The majority of our patents and patent applications concern our knowledgebase technology, including processes relating to the relative usefulness ranking and the order of display of retrieved information in the knowledgebase; the ability of the knowledgebase to suggest related information to a user accessing the knowledgebase; and the ability of the knowledgebase to produce a relational map of help information items based on the historical usage patterns of customers accessing the knowledgebase. Our patent portfolio also includes patents and patent applications that relate to our voice technology, social, marketing and sales solutions.

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

Method of Clustering Automation and Classification Techniques.  This invention covers a method for automatically classifying and summarizing related information in a hierarchical manner. The system comprises the steps and means for the presentation and analysis of collected data through the application of four distinct processes: feature selection, clustering, classification and summarization. This patent continues until August 2021.

Our nine registered trademarks in the United States and eight foreign registered trademarks are RIGHTNOW® (US, Japan, European Union), RIGHTNOW TECHNOLOGIES® (stylized) (Canada), BRILLIANT ANSWERS® (Australia), LOCATOR® (US), RIGHTNOW TECHNOLOGIES & Design® (European Union), RIGHTNOW TECHNOLOGIES (& Design)® (Australia, Japan), SALESNET® (Canada, European Union, US), SALESNET & DESIGN®, (Canada), SALESNET.COM® (US), SMARTASSISTANT® (Australia, Canada, European Union, Japan and US), HIVELIVE®, HIVELIVE and DESIGN®, SOCIAL BY DESIGN®, and LIVECONNECT® We use our “RightNow” mark as a descriptor of all of our products. These marks continue indefinitely, subject to continuous use and payment of registration fees at the statutorily required intervals. We also use the following common law marks “RightNow CXtm,” “RightNow Analyticstm,” “RightNow CX Cloud Platformtm,” “RightNow Contact Centertm,” “RightNow Marketingtm,” “RightNow Engagetm,” “RightNow Feedbacktm,” RightNow Salestm,” “RightNow Servicetm,” “SmartSensetm,” “RightNow Socialtm,” “RightNow Voicetm,” “RightNow Webtm,” “RightNow Chattm,” “RightNow Offer Advisortm,” “RightNow Connecttm,” and “RightStarttm.” Other trademarks, trade names or service marks appearing in this report are the property of their respective holders.

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

We face competition from other companies currently providing customer service solutions, some of which offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, Inquira Software, Inc., Kana Software, Inc., Liveperson, Microsoft Corporation, Netsuite, nGenera, Oracle Corporation, Parature, SAP AG, and salesforce.com. In interactive voice response technology, competing vendors include Microsoft, TuVox, and Voxify. Social CRM competitors include Lithium and other niche social providers.

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

Many of our current and potential competitors have larger presence in the general CRM market, greater name recognition, access to larger customer bases and substantially greater financial, technical, sales and marketing, management, support and other resources than we have. As a result, such competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements or devote greater resources to the promotion and sale of their products than we can. In addition, many of our current and potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential clients, alliance partners or other third parties, or may combine and consolidate to become more formidable competitors with better resources.

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

Employees

As of December 31, 2009, we had 797 full-time employees. Of the total employees, we had 255 in sales and marketing, 169 in software development, 167 in professional services, 114 in technical support and hosting, and 92 in finance and administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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

Our clients consist of large, medium and small companies in nearly all industry sectors and geographies. Potential new clients or existing clients could defer purchases of our products because of unfavorable macroeconomic conditions, such as fluctuations in currency exchange rates, industry purchasing patterns, industry or national economic downturns, rising interest rates, and other factors. Our ability to grow revenues may be adversely affected by unfavorable economic conditions.

Starting in 2008 there has been deterioration in global economic conditions due to many factors, including the credit market crisis, reduced credit availability, bank failures, slower economic activity, significant expense reductions, bankruptcies, concerns about inflation, recessionary conditions, and general adverse business conditions. These conditions could lead to fewer sales of our products, longer sales cycles, customers requesting longer payment terms, customers failing to pay amounts due, and slower collections of accounts receivable. All of these factors could adversely impact our results of operations, cash flow from operations, and our financial position. In addition, we may be forced to respond to an economic downturn by contracting operations, which we may have difficulties managing in a timely fashion.

We have significant international sales and are subject to risks associated with operating in international markets including the risk of foreign currency exchange rate fluctuations.

International sales comprised 31% and 27% of our revenue for the years ended December 31, 2008 and 2009, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

Margins on sales of our products and services in foreign countries, and on sales of products and services that include costs from foreign based employees or foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. When compared to the year ended December 31, 2008, the U.S. dollar fluctuated significantly compared to the British pound, Australian dollar, and Euro in the year ended December 31, 2009. The change in weighted average exchange rates between the years ended December 31, 2008 and 2009 had an unfavorable impact to revenue of $4.1 million. Conversely, deferred revenue increased by approximately $3.1 million when comparing the change in period-end exchange rates between the years ended December 31, 2008 and 2009. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the year ended December 31, 2009 were favorably impacted by $3.5 million when comparing the change in weighted average exchange rates between the years ended December 31, 2008 and 2009. The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in EMEA, and Asia-Pacific and non-U.S. dollar denominated operating expenses incurred in these respective regions. These foreign currency exposures may make it difficult to compare our financial statements for the current period with financial statements from earlier periods.

We may not be able to sustain or increase profitability in the future.

We had an accumulated deficit of $58.3 million as of December 31, 2009. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past. Even though we were profitable during the three and twelve months ended December 31, 2009, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

We face competition from:

•	Companies currently providing customer service solutions, some of whom offer hosted services, including ATG, BMC Software Corporation, Inc., eGain Communications Corporation, Inquira Software, Inc., Kana Software, Inc., Liveperson, Microsoft Corporation, Netsuite, nGenera, Oracle Corporation, Parature, SAP AG, and salesforce.com;

•	CRM systems that are developed and maintained internally by businesses;

•	CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•	Outsourced contact center providers that bundle solutions and agent labor in their service offerings;

•	New companies entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others;

•	Voice system integrators and voice-enabled IVR technology providers, such as Microsoft, TuVox, and Voxify; and

•	Social CRM providers, such as Lithium and other niche social CRM providers.

Many of our current and potential competitors have longer operating histories and larger presence, greater name recognition, access to larger customer bases and substantially greater financial, technical, sales and marketing, management, service, support and other resources than we have. As a result, such competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements or devote greater resources to the promotion and sale of their products and services than we can. To the extent our competitors have an existing relationship with a potential client, that client may be unwilling to switch vendors due to the time and financial commitments already made with our competitors.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations decline or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•	general economic, industry and market conditions;

•	the mix of revenue between license arrangements, professional services and subscription arrangements as sales commissions are generally expensed ratably over the term of an agreement for subscription services, and expensed when invoiced for license arrangements and professional services;

•	changes in the mix of revenue between professional services and software, hosting and support, because the gross margin on professional services is typically lower than the gross margin on software, hosting and support;

•	changes in the mix of voice self service applications sold and/or usage volume, because the gross margin on voice self service applications is typically lower than the gross margin on our sales, marketing, feedback and service applications;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	changes in our assumptions of stock price volatility, employee exercise behaviors, and option forfeiture rates, or changes in the number of stock options granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

•	changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;

•	the purchasing and budgeting cycles of our clients;

•	changes in tax rate affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to use our net operating losses; and

•	changes in credit market conditions associated with auction rate securities, which could permanently impair the recoverability of these investments.

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

Increasing our client base and achieving broader market acceptance of our solutions may depend to a significant extent on the effectiveness of our sales and marketing programs/operations. Our business will be seriously harmed if our efforts do not maximize revenue per sales and marketing headcount. We may not effectively develop and maintain awareness of the CX brand and our other brands in a cost-effective manner, not achieve widespread acceptance of our existing and future services and fail to expand and attract new customers. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

Most of our solutions are sold pursuant to time-based agreements, and if our existing clients elect not to renew or to renew on terms less favorable to us, our business, financial condition and results of operations will be adversely affected.

Our solutions are generally sold pursuant to time-based agreements that are typically subject to renewal every two years or less and our clients have no obligation to renew. Additionally, some of our solutions are sold pursuant to time-based agreements that allow our customers to terminate for convenience annually provided they notify us at least 90 days before the contract anniversary date. Because our clients may elect not to renew, we may not be able to consistently and accurately predict future renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, their acceptance of a change from term license agreements to subscription service agreements, or the availability and pricing of competing products. If large numbers of existing clients do not renew, or renew on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

We have experienced growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

To achieve our business objectives, we will need to continue to expand our business at an appropriate pace. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We anticipate that expansion will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our growth, our business, financial condition and results of operations will be adversely affected.

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

As of December 31, 2009, over 95% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, New Jersey and London, England. Our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

The CRM industry is characterized by rapid technological advances, changes in client requirements, frequent new product and service introductions and enhancements, changes in protocols and evolving industry standards. Our hosted business model and the on demand CRM market may evolve even more rapidly than the rest of the CRM market. Competing products and services based on new technologies or new industry standards may perform better or cost less than our solutions and could render our solutions less competitive or obsolete. In addition, because our solutions are designed to operate on a variety of network hardware and software platforms using a standard Internet web browser, we will need to continuously modify and enhance our solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies and to integrate with our clients’ systems as they change and evolve. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses.

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

Our success and future growth depends to a significant degree upon the skills, experience, performance and continued service of our senior management, engineering, sales, marketing, service, support and other key personnel. Specifically, we believe that our future success is highly dependent on Greg Gianforte, our founder, Chairman and Chief Executive Officer. In addition, we do not have employment agreements with any of our senior management or key personnel that require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. If we lose the services of Mr. Gianforte or any of our other key personnel, our business will be severely disrupted and we may be unable to operate effectively. We do not maintain “key person” life insurance policies on any of our key employees. Our future success also depends in large part upon our ability to attract, train, integrate, motivate and retain highly skilled employees, particularly sales, marketing and professional services personnel, software engineers, product trainers, and senior personnel.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our customer experience product and service offerings, we may be constrained by the intellectual property rights of others. We have in the past been named as a defendant in a lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If any of our products violate third-party proprietary rights, we may be required to re-engineer our products or seek to obtain licenses from third parties, which may not be available on reasonable terms or at all. Because our sales agreements typically require us to indemnify our clients from any claim or finding of intellectual property infringement, any such litigation or successful infringement claims could adversely affect our business, financial condition and results of operations. Any efforts to re-engineer our products, obtain licenses from third parties on favorable terms or license a substitute technology may not be successful and, in any case, may substantially increase our costs and harm our business, financial condition and results of operations.

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

The market for our on demand application services is not at the same stage of development as traditional on-premise enterprise software, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for on demand application services is not as mature as the market for traditional on-premise enterprise software, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on demand application services in general and for on demand RightNow CX applications in particular. The willingness of companies to increase their use of any on demand application services is in part dependent on the actual and perceived reliability of hosted solutions. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on demand application services. While we have supported traditional on site deployment of our software applications, widespread market acceptance of our on demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

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

If we are unable to successfully develop and sell new and enhanced versions of our solutions, or introduce new solutions for the customer service market, our financial performance will suffer. In recent years, we have expanded our CRM solution offering to include sales, marketing, feedback, social and voice-enabled applications. Additionally, we have focused on eService solutions to call centers. Our efforts to expand our solution in order to improve the customer experience may not be successful in part because certain of our competitors may have far greater experience or brand recognition in the market or because they have greater financial resources that they can use to develop or acquire superior products. In addition, our efforts to expand our on demand software solutions may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.

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

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition, accounting for stock-based compensation, software cost capitalization, unanticipated ambiguities in fair value accounting standards and income tax uncertainties, are complex and involve subjective judgments by management. Changes to generally accepted accounting principles, their interpretation, or changes in our products or business could significantly change our reported earnings and financial condition and could add significant volatility to those measures.

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

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Prior to March 3, 2008, our investment policy allowed us to invest cash in auction-rate securities (“ARS”). At December 31, 2009, we held approximately $3.8 million par value ARS that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of 2008, we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified ARS from available for sale securities to trading securities. During the twelve months ended December 31, 2009, we marked to market the investment in accordance with FASB ASC Topic 320, which resulted in an increase in fair value for a total unrealized gain of $500,000 included in other income, net. Partially, offsetting this gain within other income, net was a $466,000 unrealized loss during the twelve months ended December 31, 2009 related to the put option we obtained pursuant to the settlement agreement. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.

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

The success of our products and our hosted business depends on the continued use of the Internet as a business and communications tool, and the related expansion of the Internet infrastructure.

The future success of our products and our hosted business depends upon the continued and widespread use of the Internet as a primary medium for commerce, communication and business applications. Our business growth would be impeded if the performance or perception of the Internet, or companies providing hosted solutions, was harmed by security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the solicitation, collection, processing or use of personal or consumer information, the use of the Internet as a commercial medium and the use of email for marketing or other consumer communications. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or for sending commercial email. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products.

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

European Union members have imposed stringent restrictions on the collection and use of personal data that impose significant burdens on subject businesses. Domestic and international laws and regulations, and legislative and regulatory initiatives, may adversely affect our clients’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our solutions.

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

At December 31, 2009, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 31% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Bozeman, Montana, where we lease approximately 30,000 square feet with a term that expires in March 2011, and approximately 22,000 square feet under two leases with terms that expire in March and June 2015. Additionally, we have a lease agreement for an additional 29,000 square feet in Bozeman with a term that expires in February 2017. We also currently occupy a number of sales and service offices in California, Colorado, Illinois, Massachusetts, New Jersey, New York, Texas, Virginia, Canada, Australia, Germany, Japan and the United Kingdom, where we lease or license the use of an aggregate of approximately 80,000 square feet under multiple agreements, which have terms that expire between March 2010 and February 2017. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 11(a) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” for information regarding our lease obligations.

Item 3.	Legal Proceedings

On October 16, 2009, RightNow entered into a General Release and Settlement Agreement with Kana Software, Inc. (“KANA”) and four former employees of RightNow to settle a lawsuit that was filed by RightNow alleging violations by KANA and the four former employees of RightNow of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims. In the General Release and Settlement Agreement, KANA agreed that it would pay a total of $1,000,000 to RightNow with $100,000 due within ten days of executing the General Release and Settlement Agreement and the remainder due over nine consecutive quarters beginning with the quarter commencing January 1, 2010. KANA provided RightNow with a subordinated security interest in its assets to secure the amounts payable to RightNow. On December 23, 2009, KANA sold substantially all of its assets to Kay Technology Corp, Inc. Pursuant to an acceleration clause in the settlement agreement related to the change in control, KANA paid the Company $1,000,000. RightNow received the entire cash settlement payment during the fourth quarter of 2009 and recorded the gain on settlement of this litigation in other income.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities

The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Global Market Index and the Standard Industrial Code Index for Prepackaged Software for the period from December 31, 2004, to December 31, 2009, the last trading day of 2009.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
RIGHTNOW TECHNOLOGIES, INC., NASDAQ MARKET INDEX AND
PREPACKAGED SOFTWARE

ASSUMES $100 INVESTED ON DEC. 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

The graph above assumes that $100 was invested in the common stock of RightNow at its closing price and in each index, on December 31, 2004, and that all dividends were reinvested. RightNow has not paid or declared any cash dividends on its common stock. The Standard Industrial Code (“SIC”) used is 7372 — Prepackaged Software.

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

Market Information for Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol RNOW. The table below reflects the quarterly high and low per share sales prices of our common stock for the period January 1, 2008 through December 31, 2009, as reported by The Nasdaq Global Market. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Quarter Ended	Mar 31	June 30	Sept 30	Dec 31

Year ended December 31, 2008
Common stock price per share:
High	$15.06	$14.98	$17.26	$12.12
Low	9.93	10.47	11.07	5.80
Year ended December 31, 2009
Common stock price per share:
High	$9.25	$12.35	$14.75	$18.22
Low	5.72	6.84	9.86	13.36

Holders

On February 28, 2010, there were approximately 77 holders of record of our common stock.

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

None.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009 and 2008, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007, 2006 and 2005, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue:
Software, hosting and support	$67,944	$86,257	$86,983	$102,576	$115,395
Professional services	19,204	24,131	25,094	37,859	37,292

Total revenue	87,148	110,388	112,077	140,435	152,687
Cost of revenue:
Software, hosting and support	9,111	13,260	18,411	20,397	20,948
Professional services	11,956	19,110	22,012	30,440	26,610

Total cost of revenue	21,067	32,370	40,423	50,837	47,558

Gross profit	66,081	78,018	71,654	89,598	105,129
Operating expenses:
Sales and marketing	42,683	61,504	65,118	67,628	64,751
Research and development	10,428	14,478	17,084	18,292	20,221
General and administrative	6,445	9,578	11,500	13,615	15,801

Total operating expenses	59,556	85,560	93,702	99,535	100,773

Income (loss) from operations	6,525	(7,542)	(22,048)	(9,937)	4,356
Interest and other income, net	1,646	3,064	3,683	2,696	2,094

Income (loss) before income taxes	8,171	(4,478)	(18,365)	(7,241)	6,450
Provision for income taxes	(478)	(530)	(276)	(42)	(579)

Net income (loss)	7,693	(5,008)	(18,641)	(7,283)	5,871

Net income (loss) per share(1):
Basic	$0.25	$(0.16)	$(0.56)	$(0.22)	$0.18
Diluted	0.23	(0.16)	(0.56)	(0.22)	0.18
Shares used in the computation(1):
Basic	30,631	32,241	33,078	33,362	31,752
Diluted	33,695	32,241	33,078	33,362	32,336

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of basic and diluted income (loss) per share and for an explanation of the determination of the number of weighted average shares used for such calculations.

	December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,874	$39,208	$43,681	$51,405	$41,546
Short-term investments	23,314	39,127	52,644	34,412	54,977
Long-term investments	—	—	—	4,963	—
Working capital	45,156	50,374	45,063	34,075	40,392
Total assets	123,676	178,242	173,786	162,337	164,435
Deferred revenue	67,923	114,578	114,660	113,198	101,327
Long-term debt, less current portion	117	85	68	22	—
Total stockholders’ equity	44,655	47,474	38,181	27,183	40,242

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

RightNow Technologies provides RightNow CX, a cloud-based suite of customer experience software and services that helps consumer-centric organizations improve customer experiences, reduce costs and increase revenue. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. RightNow’s technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email, web, chat, and social interactions. Additionally, through our on demand delivery approach, or software-as-a-service (“SaaS”), we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and assisting our customers to maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help them achieve their strategic objectives and better meet the needs of those they serve.

We released our initial version of RightNow Service tm in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing tm, RightNow Sales tm, RightNow Feedback tm, and RightNow Cloud Monitortm, which automate aspects of marketing campaigns, sales operations, and customer monitoring. In February 2007, we initiated a quarterly release cycle which allows us to deliver new product capabilities to customers every three months. The latest of our 2009 quarterly releases, RightNow CX November ’09, includes the first major integration of our social solution, and functionality related to Section 508 of the Disabilities Act as part of our expanded government cloud offering. Additionally, RightNow CX November ’09 includes for the first time RightNow Order Management, which allows order entry directly from the RightNow agent desktop. During the third quarter of 2009, we acquired HiveLive, Inc., an enterprise-class social platform provider with an innovative platform for customer support, engagement and loyalty, and ideation communities to help organizations maximize opportunities to deliver great customer experiences. The acquisition is expected to allow us to offer the broadest social CRM solution in the market place. Our products served approximately 2.5 billion customer interactions, or unique sessions hosted by our solutions, during the year ended December 31, 2009. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is comprised of fees for software, hosting and support, and fees for professional services. “Recurring revenue”, referred to in this report, includes software, hosting and support revenue from term license and subscription agreements.

Software, hosting and support revenue includes fees earned under subscriptions and software license arrangements. Subscription arrangements are for a fixed term and include a bundled fee to access the software and data through our hosting services, and support services. Subscription revenue is recorded ratably over the length of the agreement. Our hosting services provide remote management and maintenance of our software and customers’ data which is physically located in third party facilities. Customers’ access hosted software and data through a secure Internet connection. Support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis.

License arrangements are also for a fixed term (a “term” license). For term licenses, software, hosting and support revenue is recognized ratably over the length of the agreement. Beginning in 2007, we substantially eliminated perpetual license arrangements. Due to the change, perpetual license revenue decreased from $2.1 million, or 2% of revenue in the year ending December 31, 2007, to $312,000 in the year ending December 31, 2008 and $145,000 in the year ending December 31, 2009, or less than 1% of revenue in the year ending December 31, 2008, and December 31, 2009, respectively.

Our sales arrangements generally provide customers with the right to use our software up to a maximum number of users or transactions. A number of our arrangements provide for additional fees for usage above the maximum, which are billed and recognized into revenue when determinable and earned.

Professional services revenue is comprised of revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application. Professional services revenue was approximately 22% of total revenue during 2007, 27% in 2008, and 24% in 2009.

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

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue consists primarily of salaries and related expenses (such as employee benefits, stock based compensation and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for voice enabled CRM applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, depreciation for furniture and equipment, and certain employee benefits, based on headcount. As a result, these common overhead expenses are reflected in each cost of revenue and operating expense category.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead. For subscription arrangements, we expense the related sales commission in proportion to the revenue recognized. We expense our sales commissions on license arrangements when earned, which is typically at the time the related sale is invoiced to the client. Since the majority of our historical revenue has been from software, hosting and support arrangements recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of corresponding revenue. We expect to increase sales and marketing expenses in absolute dollars as we continue to hire additional sales and marketing personnel to increase the level of sales and marketing activities.

Research and Development Expenses.  Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. To date, we have not capitalized any costs related to development of software to be sold, leased, or otherwise marketed, because the timing of the commercial releases of our products has substantially coincided with the attainment of technological feasibility. Beginning in 2009, we capitalized costs of internally developed computer software to be sold as a service, which were incurred during the application development stage. We capitalized approximately $550,000 of cost of internally developed computer software as of December 31, 2009. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings. We also expect that the capitalized cost of internally developed computer software will increase as we continue to sell and deliver our solution as a service.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, foreign currency fluctuations, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. These assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, valuation of receivables and deferred tax assets, accounting for share-based compensation, and software cost capitalization. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable; the carrying amount of property and equipment and intangible assets; estimates regarding the recoverability and respective fair value of auction-rate securities and all other investments; valuation allowances for receivables and deferred income tax assets; estimates of expected term and volatility in determining share based compensation expense; and software cost capitalization. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

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

To a lesser extent, we sell products under term-based software license arrangements (“licenses”) and account for them in accordance with Industry Topic 985, Software. Licenses generally include multiple elements that are delivered up front or over time. For example, under a term license, we deliver the software up front and provide hosting and support services over time. Fair value for each element in a license does not exist since none are sold separately, and consequently, the bundled revenue is recognized ratably over the length of the agreement.

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

Allowance for doubtful accounts

We regularly assess the collectability of outstanding customer invoices and, in so doing, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates and could exceed our related loss allowance.

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

We have established a valuation allowance equal to our net deferred tax assets due to uncertainties regarding the realization of our net operating loss carryforwards, tax credits, and deductible timing differences. The uncertainty of realizing these benefits has been based primarily on our lack of taxable earnings. We continue to monitor the necessity for a full or partial valuation allowance against our deferred tax assets.

Effective January 1, 2007, we adopted Topic 740, Income Taxes, and it did not have a significant impact on our financial position or results of operations. Topic 740 requires judgment when evaluating tax positions. Our judgment includes, but is not limited to, an evaluation of our material positions taken on tax return filings. The ultimate resolution of tax issues may result in a significant change to our recorded tax assets and liabilities.

Share-Based Compensation

We record share-based payment arrangements in accordance with Topic 718, Compensation-Stock Compensation. Topic 718 requires the cost of share-based payment arrangements to be recorded in the statement of operations. Prior to 2006, the estimated cost of share-based payment arrangements was disclosed in a footnote to the financial statements. Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, our employee stock option exercise behaviors, forfeitures, and the related income tax effects. Our assumptions are based primarily on our historical information.

Software Capitalization

Industry Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. We establish technological feasibility upon completion of a working model. Historically, the period between achieving technological feasibility and general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, we have not capitalized any software development costs under this standard.

Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. We capitalize these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, and external direct costs of materials and services associated with developing or obtaining internal use software. Capitalized costs are being amortized and recognized as a cost of software, hosting and support revenue, on a straight-line basis, over the estimated useful lives of the related applications which is approximately three years. The capitalized costs are included in intangible assets, net on our Consolidated Balance Sheets.

Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 addresses the criteria for separating consideration in multiple-element arrangements. The consensus will require companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. The ASU will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently in process of evaluating the impact of the ASU and plan to adopt the standard effective January 1, 2010.

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Year Ended December 31,
	2007	2008	2009

Revenue:
Software, hosting and support	78%	73%	76%
Professional services	22	27	24

Total revenue	100	100	100

Cost of revenue:
Software, hosting and support	16	14	14
Professional services	20	22	17

Total cost of revenue	36	36	31

Gross profit	64	64	69
Operating expenses:
Sales and marketing	58	48	43
Research and development	15	13	13
General and administrative	10	10	10

Total operating expenses	83	71	66

Income (loss) from operations	(19)	(7)	3
Interest and other income (expense), net	3	2	1

Income (loss) before income taxes	(16)	(5)	4
Provision for income taxes	(1)	0	0

Net income (loss)	(17)%	(5)%	4%

The following table sets forth our on demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2007	2008	2009

Customer interactions (in millions)	1,466	2,099	2,494
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	78%	73%	76%
Professional services	22	27	24
Revenue by geography in:
North America	71%	69%	73%
Europe	21	23	19
Asia Pacific	8	8	8

Overview of 2009

Due to the deteriorating macroeconomic conditions that began in 2008 and persisted in 2009, our two primary objectives for 2009 were to take care of our customers and increase profitability. Our investments were managed and focused primarily on ensuring that existing customers were satisfied with their solutions and that new offerings we developed would enable us to expand the breadth of our product footprint.

Total revenue for 2009 was $152.7 million, compared to 2008 revenue of $140.4 million. Software, hosting and support revenue increased 12% in 2009 over 2008. We believe revenue increased in 2009 due to our focus on taking care of our customers combined with sales and marketing efforts aimed at increasing our customer base among consumer centric organizations. Additionally, we believe our expanded contact center offerings and our strategy to win small, initial deals with customers (“land”) and then grow our customer penetration based on measurable success (“expand”) resulted in increased revenue.

We adjusted our sales processes to better align with customer buying patterns, primarily by improving our understanding of the customers’ procurement requirements and the greater levels of scrutiny required to initiate and close projects in the difficult economic environment. A portion of our revenue is also contingent on customers renewing subscription agreements. We saw some customers reduce their solution needs at renewal time primarily because their requirements had changed. Additionally, we saw some smaller organizations fail to renew their subscriptions for a variety of reasons, including that some ceased operations, were consolidated, or purchased less expensive solutions from competitors.

Revenue per customer increased primarily due to higher average selling price per customer, which we believe was attributable to expansion of our customer base. Sales to customers with annual revenues greater than $1 billion and the public sector made up approximately 62% of total revenue in 2009, compared to approximately 60% of total revenue in 2008 and 59% of total revenue in 2007.

As part of our objective to grow profitability while still making investments in customer satisfaction, we continued adding partners to support our solution offerings, capacity to support our hosting operations and customer support, research and development personnel to work on quarterly releases and quality assurance testing automation, and administrative personnel to support operations. We reduced the investment in less productive sales and marketing channels and overall managed expenses including staff utilization and compensation. We monitored and continue to monitor these investments on a regular basis so that we can reduce spending in a given function or across all functions if it significantly puts at risk increasing our profitability. Lastly, to further our competitive advantage, we invested in expanding our offering by acquiring HiveLive, and in October 2009, we rebranded our offering as RightNow CX, the Customer Experience Suite.

These investments, and approximately $1.0 million of incremental expense during the fourth quarter of 2009 as a result of headcount additions from the acquisition of HiveLive, caused total expenses to increase in absolute dollars, but to decrease 5% as a percentage of revenue during 2009. Total revenue growth combined with improved leverage in our business model and the increased focus on operating expenses resulted in an improvement from an operating loss as a percentage of revenue of (7)% in 2008 to operating income as a percentage of revenue of 3% in 2009.

When compared to the year ended December 31, 2008, our results were impacted by the strength of the U.S. dollar for the year ended December 31, 2009 relative to the British pound, Australian dollar, and Euro. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the year ended December 31, 2009 increased by $12.3 million, or 9% over total revenue reported in the same period of 2008. If weighted average currency exchange rates in the year ended December 31, 2009 had remained constant with December 31, 2008, revenue as of December 31, 2009 would have increased by approximately $16.4 million, which is an additional $4.1 million, or a further 3%. In other words, the change in exchange rates between the year ended December 31, 2008 and 2009 had an unfavorable impact to revenue of approximately $4.1 million or 3%. Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2008 and 2009 had a favorable impact on deferred revenue of $3.1 million. Expenses associated with international revenue are primarily paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total cost of revenue and operating expenses in the year ended December 31, 2009 decreased by $2.0 million, or (1)% over total cost of revenue and operating expenses reported in the year ended December 31, 2008. If currency exchange rates in the year ended December 31, 2009 had remained constant with the same period of 2008, these total expenses as of December 31, 2009 would have increased by approximately $1.5 million, which is an additional $3.5 million, or a further 2%. In other words, the change in weighted-average exchange rates between the year ended December 31, 2008 and 2009 had a favorable impact to these total expenses of approximately $3.5 million or 2%. The expenses most significantly exposed to currency exchange fluctuations are within sales and marketing and professional services cost of revenue.

For the year ended December 31, 2009, we generated $16.1 million of cash from operations compared to $14.7 million of cash in 2008. Our cash and investments balances increased to $96.5 million at December 31, 2009 from $90.8 million a year earlier, which was primarily due to strong collections, timing of new sales during the year, increased profitability over the prior year, and a non-recurring litigation settlement gain which is described below in Note 11(d) of our Notes to Consolidated Financial Statements. We grew our cash and investment balances while at the same time using $1.8 million to repurchase 231,000 shares of our common stock and completing the acquisition of HiveLive for a purchase price of $5.9 million.

As of December 31, 2009, we had an accumulated deficit of $58.3 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Years Ended December 31, 2007, 2008 and 2009

Revenue

	Year Ended December 31,
			Percent		Percent
	2007	2008	Change	2009	Change
	(Amounts in thousands)

Software, hosting and support	$86,983	$102,576	18%	$115,395	12%
Professional services	25,094	37,859	51	37,292	(1.5)

Total revenue	$112,077	$140,435	25%	$152,687	9%

Total revenue for 2009 was $152.7 million, an increase of $12.3 million, or 9%, over total revenue of $140.4 million for 2008. If currency exchange rates in the year ended December 31, 2009 had remained constant with the currency exchange rates in the year ended December 31, 2008, total revenue during 2009 would have increased by approximately $16.4 million, which is an additional $4.1 million, or a further 3%, with the majority of the currency rate impact within software, hosting and support revenue.

Software, hosting and support revenue, increased $12.8 million in 2009, or 12%, over software, hosting and support revenue of $102.6 million for 2008 primarily due to expansion sales within our existing customer base, and new customer acquisitions over the comparable period. If currency exchange rates in the year ended December 31, 2009 had remained constant with the currency exchange rates in the year ended December 31, 2008, software, hosting and support revenue during 2009 would have increased by approximately $15.7 million, which is an additional $2.9 million, or a further 3%. Total active customers remained constant at 1,900 as of December 31, 2009 and December 31, 2008. We believe our latest product, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and higher average transaction prices per customer. Average recurring revenue per customer increased as a result of sales of capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers, were approximately 2.5 billion in 2009, a 19% increase over 2008. Our client retention rate was approximately 90% in 2009.

Professional services revenue decreased $567,000, or (1.5)%, in 2009 over 2008, primarily due to currency exchange rate impact. If currency exchange rates in the year ended December 31, 2009 had remained constant with the currency exchange rates in the year ended December 31, 2008, professional services revenue during 2009 would have increased by approximately $600,000, which is an additional $1.2 million, or a further 3%. Customers generally purchase professional services with initial license or subscription arrangements, and from time to time over the life of the contract.

The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on software, hosting and support revenue. Professional services revenue represented 24% of total revenue in 2009 compared to 27% of total revenue in 2008 and 22% of total revenue in 2007.

Total revenue for 2008 was $140.4 million, an increase of $28.3 million, or 25%, over total revenue of $112.1 million for 2007. If currency exchange rates in 2008 had remained constant with 2007 rates, revenue in 2008 would have increased approximately by an additional $700,000, or a further 1%.

Software, hosting and support revenue, increased $15.6 million in 2008, or 18%, over software, hosting and support revenue of $87.0 million for 2007. Software, hosting and support revenue increased 18% over 2007 primarily due to expansion sales within our existing customer base, and new customer acquisitions over the comparable period. Total active customers increased to 1,900 at December 31, 2008 from approximately 1,800 at December 31, 2007. Average recurring revenue per customer increased as a result of sales of capacity additions, contract renewals and new products. Customer interactions were approximately 2.1 billion in 2008, a 40% increase over 2007. Our client retention rate was approximately 90% in 2008 and 2007.

Professional services revenue increased $12.8 million, or 51%, in 2008 over 2007. The growth in professional services revenue was primarily due to a higher volume of larger customer projects in 2008 as compared to 2007, which we believe was a result of the release of RightNow 8.0, which created, expanded opportunities within the contact center space.

Cost of Revenue

	Year Ended December 31,
			Percent		Percent
	2007	2008	Change	2009	Change
	(Amounts in thousands)

Software, hosting and support	$18,411	$20,397	11%	$20,948	3%
Professional services	22,012	30,440	38	26,610	(13)

Total cost of revenue	$40,423	$50,837	26%	$47,558	(6)%

Total cost of revenue for 2009 was $47.6 million, a decrease of $3.3 million, or (6)%, over total cost of revenue of $50.8 million in 2008.

Cost of software, hosting and support increased $551,000, or 3% in 2009 due primarily to increased headcount to assist with technical support and delivering our solutions, which increased salaries and related expenses, such as salaries, bonuses, stock-based compensation by $1.2 million, $215,000 of increased sub-contractor hours to assist with hosting, and $211,000 of increased telecom maintenance to support government secure pods. These costs were offset by decreased depreciation expense of approximately $620,000 associated with hosting operations, and improved hosting bandwidth service costs, which decreased $430,000 when compared to the year ended December 31, 2008. Average employee count in our hosting and technical support operations was 110 in 2009 as compared to 91 in 2008. As a percent of the associated revenue, the cost of software, hosting and support was 18% in 2009 as compared to 20% in 2008 due to improved leverage in our business model, combined with focused expense management.

Cost of professional services decreased $3.8 million, or (13)%, in 2009 due primarily to a favorable foreign currency exchange rate benefit of $1.2 million, a reassignment of professional service employees to support sales and marketing, reduction in utilization of third-party partners that assisted in the deployment of professional services, and a reduction in travel-related costs. Average employee count in our professional services organization decreased to 166 in 2009 from 178 in 2008, partially due to a reassignment of professional service employees. Employee training, customer scheduling requirements, and use of third-party resources can cause the cost of professional services to fluctuate as a percentage of revenue from period to period.

Total cost of revenue for 2008 was $50.8 million, an increase of $10.4 million, or 26%, over total cost of revenue of $40.4 million in 2007.

Cost of software, hosting and support increased $2.0 million, or 11% in 2008 due primarily to capacity additions to our hosting data centers, increased voice and non-voice hosting volume and staff additions. Capacity additions to our hosting data centers and growth in customer interactions increased third party hosting provider costs by $766,000 in 2008 over 2007, and capacity additions to our data centers increased telecom maintenance and depreciation expense in 2008 by $487,000 over 2007. Staff additions to our hosting and technical support organizations increased salaries and related expenses by $477,000 during 2008 over 2007. Average employee count in our hosting and technical support operations was 91 in 2008 as compared to 80 in 2007. As a percent of the associated revenue, software, hosting and support costs were 20% in 2008 as compared to 21% in 2007 due to improved leverage in our business model, combined with focused expense management.

Cost of professional services increased $8.4 million, or 38%, in 2008 due primarily to employee staff additions, increased third-party resource usage, and increased travel related expenses. Average employee count in our professional services organization grew to 178 in 2008 from 142 in 2007, which increased salaries and related expenses by $4 million, and increased common expenses, which are allocated based upon headcount, such as payroll taxes, benefits, office rent, supplies and other overhead expenses by $893,000. Increased utilization of third-party providers used to assist in the deployment of professional services increased by $2.6 million during 2008 over 2007. Travel related expenses associated with professional service deployments increased by $521,000 during 2008. As a percent of the associated revenue, professional services costs decreased to 80% in 2008 from 88% in 2007 due to focused expense management and favorable currency impact in the third and fourth quarters of 2008 primarily in the strength of the US dollar relative to the British Pound, Euro, and Australian dollar.

Operating Expenses

	Year Ended December 31,
			Percent		Percent
	2007	2008	Change	2009	Change
	(Amounts in thousands)

Sales and marketing	$65,118	$67,628	4%	$64,751	(4)%
Research and development	17,084	18,292	7	20,221	11
General and administrative	11,500	13,615	18	15,801	16

Total operating expenses	$93,702	$99,535	6%	$100,773	1%

Sales and Marketing Expenses

Sales and marketing expenses of $64.8 million in 2009 declined (4%), or $2.8 million, compared to $67.6 million in 2008. The decrease was due primarily to $2.0 million in favorable foreign currency exchange rate impact. Additionally we had reduced headcount during the first two quarters of 2009, $746,000 of reduced recruitment and relocation costs and $422,000 of reduced travel related spending. These costs were primarily offset by increased commissions and bonus expense of approximately $400,000 due to increased sales over 2008. The average employee headcount in our sales and marketing organizations was relatively consistent from 261 in 2009 as compared to 262 in 2008.

Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Net sales incentive expense was approximately $14.0 million and $13.6 million for the year ended December 31, 2009 and 2008, respectively. Our deferred commissions were $9.9 million and $8.2 million at December 31, 2009 and December 31, 2008, respectively.

Sales and marketing expenses of $67.6 million in 2008 were 4%, or $2.5 million, higher than $65.1 million in 2007. Staff additions to our sales and marketing organization increased salaries and common expense allocation by $2.9 million. The average number of employees in our sales and marketing organizations was relatively constant at 262 in 2008 and 263 in 2007. Headcount in sales and marketing declined during the fourth quarter of 2008 due to expense reduction efforts in the fourth quarter of 2008; prior to this the headcount was increasing throughout 2008 when compared to the comparable quarters in 2007. Commissions and bonus expense increased $2.1 million due to increased sales over 2007. Offsetting the increased salaries and related expenses were lower advertising costs of $1.7 million, and $700,000 favorable currency impact primarily due to the strength of the US dollar relative to the British Pound, Euro, and Australian dollar in the third and fourth quarter of 2008.

Our deferred commissions were $8.2 million and $5.0 million at December 31, 2008 and December 31, 2007, respectively.

Research and Development Expenses

Research and development expenses increased $1.9 million in 2009 to $20.2 million, or 11%, over 2008, primarily due to growth in headcount and expenditures pertaining to projects to automate quality assurance testing procedures. Average employee count in our research and development organization increased to 169 in 2009 from 146 in 2008.

Our capitalized cost of internally developed computer software to be sold as a service was approximately $550,000 and $0 as of December 31, 2009 and December 31, 2008, respectively.

Research and development expenses increased $1.2 million in 2008 to $18.3 million, or 7%, over 2007, primarily due to increased salaries and related expenses and outsourced services. Salary and related expense increased $1.0 million primarily due to staff additions, and common expense allocation increased by $332,000. These costs were offset by a reduction in third-party research and development services, and other employee related expenses of $166,000. The average number of employees in our research and development organization increased to 146 in 2008 from 133 in 2007.

General and Administrative Expenses

General and administrative expenses increased $2.2 million to $15.8 million, or 16%, in 2009 over 2008 primarily due to staff additions, which increased salaries, related expenses, stock-based compensation and common expense allocation by approximately $1.8 million. The average number of employees in our general and administrative organization was 90 in 2009 as compared to 79 in 2008. Employee additions in 2009 were primarily for finance, accounting and information technology personnel.

General and administrative expenses increased $2.1 million to $13.6 million, or 18%, in 2008 over 2007 primarily due to staff additions, which increased salaries, related expenses and common expense allocation approximately $1.4 million. The average number of employees in our general and administrative organization was 79 in 2008 compared to 68 in 2007. Additionally, donations increased $308,000 compared to the same period in 2007 related to sponsorship programs including a computer science grant program at a university and the Special Olympics.

Stock-Based Compensation Expense

Total stock-based compensation expense for 2009 was $7.8 million, a 30% increase compared to $6.0 million in 2008. The year-over-year increase in stock-based compensation expense was primarily due to a change in estimated forfeiture rates during the second quarter of 2009, combined with a one-time director’s stock option grant during the first quarter of 2009. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.

Interest and Other Income (Expense), Net

	Year Ended December 31,
			Percent		Percent
	2007	2008	Change	2009	Change
	(Amounts in thousands)

Interest income	$3,898	$2,906	(25)%	$1,023	(65)%
Interest expense	(7)	(12)	n/m	(7)	n/m
Other income (expense)	(208)	(198)	n/m	1,078	n/m

Total interest and other income (expense), net	$3,683	$2,696	(27)%	$2,094	(22)%

Interest income decreased (65%) in 2009 over 2008 due to declining investment yields. Our investment portfolio consists primarily of investment-grade government securities, corporate debt instruments, and auction-rate securities.

Other income (expense) in 2009 consists primarily of a non-recurring litigation settlement gain. KANA Software, Inc. (“KANA”) paid $1,000,000 during the fourth quarter of 2009, under an acceleration clause pursuant to the terms of a General Release and Settlement Agreement. On October 16, 2009, RightNow entered into a General Release and Settlement Agreement with KANA and four former employees of RightNow to settle a lawsuit that was filed by RightNow alleging violations by KANA and the four former employees of RightNow of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims. For further discussion related to the settlement please refer to Note 11 (d) of our Notes to Consolidated Financial Statements.

Interest income decreased (25%) in 2008 over 2007 due to declining investment yields driven by decreases in the federal funds rate. Our investment portfolio consists primarily of investment-grade government securities, corporate debt instruments, and auction-rate securities.

Other income (expense) consists primarily of losses on transactions denominated in foreign currencies, and an other than temporary impairment loss on auction-rate securities. These losses were primarily offset by a gain on a put option settlement right associated with the auction-rate securities. Refer to Note 4 of our Notes to Consolidated Financial Statements for further discussion on the ARS investments and put option.

Provision for Income Taxes

The provision for income taxes of $579,000 in 2009, $42,000 in 2008, and $276,000 in 2007, consists primarily of foreign withholding taxes, and various state income taxes. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carry forwards, tax credits, foreign rate differentials, and non-deductible meal and entertainment expenses. Our effective tax rate in 2010 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

At December 31, 2009, we had approximately $24 million of net deferred tax assets that have been reserved in full by a valuation allowance. During 2010, we anticipate that we may recognize a tax benefit as a result of the removal of some or all of the valuation allowance on our deferred tax assets dependent on our financial performance in 2010. Excluding any benefit from the removal of some or all of the valuation allowance, we expect our full year 2010 effective income tax rate will increase to more closely approximate the federal and state blended statutory rate.

Liquidity and Capital Resources

	Year Ended December 31,
			Percent		Percent
	2007	2008	Change	2009	Change
	(Amounts in thousands)

Cash, cash equivalents and short-term investments	$96,325	$85,817	(11)%	$96,523	12%
Long-term investments	—	4,963	100	—	(100)
Cash provided by operating activities	21,034	14,724	(30)%	16,097	9%

We have historically funded our operations with cash from operations, equity financings and debt borrowings. At December 31, 2009, cash and cash equivalents, and short-term investments, totaled $96.5 million. In addition to our cash and short-term investments, other sources of liquidity at December 31, 2009 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $16.1 million of cash during the year ended December 31, 2009 as compared to $14.7 million in 2008 and $21.0 million in 2007. Strong cash collections from growth in sales was the primary driver of the cash provided in operating activities during the year ended December 31, 2009. We typically bill customers on net 30-day terms at the beginning of the contract period, which is reflected in accounts receivable and deferred revenue. Cash flow from operations can vary significantly from year- to-year for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. During the third and fourth quarters of 2009, the percentage of business signed with monthly or periodic billing terms increased from historical rates of 15-25% to approximately 39 and 46%, respectively. Deferred revenue is not recorded for subscriptions with monthly or periodic billing terms until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented approximately 6% and 5% of current accounts and term receivables at December 31, 2009 and 2008, respectively. Accounts written off in 2009 increased over 2008, primarily due to small to mid-size companies that have gone out of business or have liquidity issues. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

We have approximately $6.4 million of payments due in 2010 under contractual obligations and purchase commitments for operating and capital leases, hosting services and other items. Total purchase commitments at December 31, 2009 were $15.9 million to be paid per the table set forth below under the heading “Contractual Obligations and Commitments.” We believe we will generate sufficient cash from operations to satisfy the commitments that will come due within the next twelve months.

Investing activities used $28.0 million in 2009, which included net purchases of short-term investments of $15.8 million, acquisition consideration for the purchase of HiveLive, Inc. of $5.9 million, and approximately $6.2 million of capital expenditures. As indicated in Item 5, the source of the funds used for the acquisition came from the proceeds of our initial public offering. Cash generated through investing activities in 2008 was $7.6 million, due to $13.4 million from net proceeds from sales or maturities of short-term investments offset by $5.8 million for capital expenditures.

Financing activities provided $147,000 in 2009, which was primarily due to approximately $1.7 million generated from exercises of common stock options issued under our employee incentive plan and stock purchases under our employee stock purchase plan, offset by a repurchase of 231,000 shares of our common stock for $1.8 million in the first quarter of 2009, which completed our $15 million stock buyback program.

At December 31, 2009 we held $3.8 million par value auction rate securities (“ARS”) that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. The ARS are comprised of federally insured student loan bonds.

During the fourth quarter of 2008, we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities. During the year ended December 31, 2009, we marked to market the investment in accordance with Topic 320, which resulted in an increase in fair value for a total unrealized gain of $500,000, included in other income, net. Partially offsetting this gain within other income, net was a $466,000 unrealized loss related to the change in fair value of the put option we obtained pursuant to the settlement agreement. We elected the fair value option on the put option in accordance with Topic 825, and as such, changes in fair value are recorded during each reporting period. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. As a result, the agreement covers $3.8 million par value (fair value $3.5 million) of the ARS held by us as of December 31, 2009.

We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible future acquisitions of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us, in a timely fashion or at all.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of December 31, 2009:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$13,448	$4,601	$6,905	$1,430	$512
Obligations under capital leases	1,980	1,579	401	—	—
Purchase obligations — hosting services				—	—
Purchase obligations — other	485	205	280	—	—

Total	$15,913	$6,385	$7,586	$1,430	$512

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the British pound, Australian dollar, and Euro, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2009 or December 31, 2008.

When compared to the year ended December 31, 2008, our results were impacted by the strength of the U.S. dollar in the year ended December 31, 2009 relative to the British pound, Australian dollar, and Euro. The change in weighted average exchange rates between the years ended December 31, 2008 and 2009 had an unfavorable impact to revenue of $4.1 million. Additionally, deferred revenue increased by approximately $3.1 million when comparing the change in period-end exchange rates between the years ended December 31, 2008 and 2009. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the year ended December 31, 2009 were favorably impacted $3.5 million when comparing the change in period-end exchange rates between the years ended December 31, 2008 and 2009.

Interest Rate Sensitivity

Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at December 31, 2009, the fair value of our portfolio would decline by approximately $237,000.

Liquidation and Valuation Risk

Our short-term investments consist of approximately $3.8 million in par value auction rate securities (“ARS”) with investment grades of AAA or AA, as of December 31, 2009. Despite the long-term contractual maturities of the ARS, all of these securities are considered trading securities as of December 31, 2009. Since February 2008, uncertainties in the credit markets caused all auctions of our ARS to be unsuccessful. During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities. During the year ended December 31, 2009, we marked to market the investment in accordance with Topic 320, which resulted in an increase in fair value for a total unrealized gain of $500,000, included in other income, net. Partially offsetting this gain within other income, net was a $466,000 unrealized loss related to the put option we obtained pursuant to the settlement agreement. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. As a result, the agreement covers $3.8 million par value (fair value $3.5 million) of the ARS held by us as of December 31, 2009. Based on our expected operating cash flows, and other sources and uses of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to execute our current business plan. We will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of ARS.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined under the Exchange Act Rules 13a — 15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U. S. generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting which is included in this Item 9A below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders RightNow Technologies, Inc.:

We have audited RightNow Technologies, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RightNow Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RightNow Technologies, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RightNow Technologies, Inc as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Portland, OR
March 9, 2010

Item 9B.	Other Information

On February 16, 2010, we renewed our lease agreements with Genesis Partners, LLC for our office space located at 77 Discovery Drive and 110 Enterprise Boulevard in Bozeman, Montana. The renewals include the same terms and conditions as the original leases, except for the negotiated rent. The 77 Discovery Drive lease was renewed for a period of 60 months from April 1, 2010 at a monthly rent of $11,786, and includes a renewal option for an additional 60 month period. The 110 Enterprise Boulevard lease was renewed for a period of 60 months from June 13, 2010 at a monthly rent of $16,570, and includes a renewal option for an additional 60 month period. The renewals of the 77 Discovery Drive and 110 Enterprise Boulevard leases are filed under Item 15 (a) (3) as Exhibits 10.23 and 10.24, respectively, and are incorporated in their entirety herein by this reference.

Greg Gianforte, our Chairman, Chief Executive Officer and President, and Steve Daines, our Vice President and General Manager of Asia-Pacific, beneficially own, directly or indirectly, 50% and 25% membership interests in Genesis Partners LLC, respectively. The remaining 25% of Genesis Partners is beneficially owned by Mr. Daines’ father, Clair Daines, who is a commercial real estate developer and builder.

On March 3, 2010, our Board of Directors amended our 2004 Equity Incentive Plan to eliminate the automatic option grant program thereunder for our directors. Notwithstanding this amendment, our directors remain eligible to receive discretionary option grants pursuant to the existing terms of our 2004 Equity Incentive Plan.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

(b)	Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

(c)	Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

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

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

(a)	Certain Relationships and Related Transactions.

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

(b)	Director Independence.

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the captions “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this report are included in the financial statements and notes thereto listed in Item 15(a)(1) of this report.

(a)(3) Exhibits

The following is a list of exhibits to this report.

Exhibit
Number		Description of Document

3.1		Amended and restated certificate of incorporation of the registrant.(1)
3.2		Amended and restated bylaws of the registrant.(4)
10.1		Form of indemnification agreement between the registrant and its officers and directors.(2)
10.2		Amended and restated 1998 Long-Term Incentive and Stock Option Plan.(2)
10.3		2004 Equity Incentive Plan, as amended and restated.
10.4		2004 Employee Stock Purchase Plan.(2)
10.5		Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 40 Enterprise Blvd, Bozeman, MT).(2)
10.6		Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 77 Discovery Drive, Bozeman, MT).(2)
10	.7†	Severance policy for executive officers.(2)
10	.8†	Form of executive officer offer letter and schedule of omitted material details thereto.(2)
10	.9†	Form of executive officer incentive stock option agreement and schedule of omitted material details thereto.(2)
10	.10†	Form of executive officer non-incentive stock option agreement and schedule of omitted material details thereto.(2)
10.11		Form of director non-incentive stock option agreement and schedule of omitted material details thereto.(2)
10	.12†	Form of Notice of Grant of Stock Options and Stock Option Agreements.(5)
10	.13†	Form of Incentive Stock Option Agreement.(6)
10	.14†	Form of Non-Incentive Stock Option Agreement.(6)
10.15		Lease agreement dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana.(3)
10.16		Renewed lease agreement, dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.(3)
10	.17†	Form of amended employment offer letter for executive officers.(7)
10.18		Lease agreement, dated November 1, 2005 and commencing March 23, 2007, between the registrant and Genesis Partners, LLC for office space located at 136 Enterprise Boulevard, Bozeman, Montana.(8)
10	.19†	Form of offer letter for Jason Mittelstaedt, Joseph Brown, Steve Daines, and Michael Saracini, and schedule of omitted material details thereto.(9)
10	.20†	Form of executive officer offer letter and schedule of material differences thereto for Jeff Davison and Susan Carstensen.(10)
10	.21†	Offer letter with Marcus Bragg, VP and GM of the Americas.(11)
10	.22†	Terms of understanding with Michael Saracini, Former VP and GM of Americas.(12)
10.23		Renewed lease agreement, dated February 16, 2010, between the registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.
10.24		Renewed lease agreement, dated February 16, 2010, between the registrant and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana.
21.1		Subsidiaries of the registrant.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)	Incorporated by reference to the exhibit of the same number from the registrant’s registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

(3)	Incorporated by reference to the exhibit of the same number from the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on April 1, 2005.

(4)	Incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

(5)	Incorporated by reference to Exhibits 10.13, 10.14 and 10.15 of the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on filed on March 31, 2005.

(6)	Incorporated by reference to Exhibits 10.20 and 10.21, respectively, of the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(7)	Incorporated by reference to the exhibit of the same number from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

(8)	Incorporated by reference to the exhibit of the same number from the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2007.

(9)	Incorporated by reference to Exhibit 10.30 of the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007.

(10)	Incorporated by reference to Exhibit 10.31 of the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(11)	Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008.

(12)	Incorporated by reference to Exhibit 10.2 of the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008.

†	Denotes management contract or compensatory plan or arrangement.

(b) Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this report.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this report are included in the financial statements and notes thereto listed in Item 15(a)(1) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTNOW TECHNOLOGIES, INC.

By:	/s/ JEFFREY C. DAVISON
Jeffrey C. Davison
Chief Financial Officer, Vice President and Treasurer
(Principal Financial and Accounting Officer)

March 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2010.

Signature	Title

/s/ GREG R. GIANFORTE Greg R. Gianforte	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ JEFFREY C. DAVISON Jeffrey C. Davison	Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ GREGORY M. AVIS Gregory M. Avis	Director

/s/ THOMAS W. KENDRA Thomas W. Kendra	Director

/s/ WILLIAM J. LANSING William J. Lansing	Director

/s/ ALLEN E. SNYDER Allen E. Snyder	Director

/s/ RICHARD E. ALLEN Richard E. Allen	Director

/s/ STEVEN S. SINGH Steven S. Singh	Director

Independent Auditors’ Report

The Board of Directors and Stockholders RightNow Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of RightNow Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RightNow Technologies, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RightNow Technologies, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control- Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

/s/  KPMG LLP

March 9, 2010

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Balance Sheets
(In thousands)

	December 31,
	2008	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$51,405	$41,546
Short-term investments	34,412	54,977
Accounts receivable	36,770	31,850
Term receivables, current	5,752	2,417

Total current receivables	42,522	34,267
Less allowance for doubtful accounts	(2,277)	(1,914)

Total current receivables, net	40,245	32,353
Deferred commissions	5,381	6,394
Prepaid and other current assets	2,150	2,434

Total current assets	133,593	137,704
Long-term investments	4,963	—
Property and equipment, net	10,141	10,122
Term receivables, non-current	3,547	1,105
Intangible assets, net	6,399	11,141
Deferred commissions, non-current	2,840	3,461
Other assets	854	902

Total Assets	$162,337	$164,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,058	$5,427
Commissions and bonuses payable	5,665	6,271
Other accrued liabilities	11,165	11,146
Current portion of long-term debt	46	22
Current portion of deferred revenue	77,584	74,446

Total current liabilities	99,518	97,312
Long-term debt, less current portion	22	—
Deferred revenue, net of current portion	35,614	26,881

Total liabilities	135,154	124,193
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized and undesignated 15,000 shares at December 31, 2008, and 2009, respectively	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding 33,712 and 31,830 shares at December 31, 2008; issued and outstanding 33,992 and 31,879 respectively at December 31, 2009	34	34
Additional paid-in capital	102,662	112,439
Treasury Stock, at cost. 1,882 shares and 2,113 shares at December 31, 2008 and 2009, respectively	(13,209)	(15,007)
Accumulated other comprehensive income	1,916	1,125
Accumulated deficit	(64,220)	(58,349)
Total stockholders’ equity	27,183	40,242

Total Liabilities and Stockholders’ Equity	$162,337	$164,435

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2008	2009
	(In thousands, except per share data)

Revenue:
Software, hosting and support	$86,983	$102,576	$115,395
Professional services	25,094	37,859	37,292

Total revenue	112,077	140,435	152,687
Costs of revenue:
Software, hosting and support	18,411	20,397	20,948
Professional services	22,012	30,440	26,610

Total cost of revenue	40,423	50,837	47,558

Gross profit	71,654	89,598	105,129
Operating expenses:
Sales and marketing	65,118	67,628	64,751
Research and development	17,084	18,292	20,221
General and administrative	11,500	13,615	15,801

Total operating expenses	93,702	99,535	100,773

Income (loss) from operations	(22,048)	(9,937)	4,356
Interest and other income (expense):
Interest income	3,898	2,906	1,023
Interest expense	(7)	(12)	(7)
Other	(208)	(198)	1,078

Total interest and other income, net	3,683	2,696	2,094

Income (loss) before provision for income taxes	(18,365)	(7,241)	6,450
Provision for income taxes	(276)	(42)	(579)

Net income (loss)	$(18,641)	$(7,283)	$5,871

Net income (loss) per share:
Basic	$(0.56)	$(0.22)	$0.18
Diluted	$(0.56)	$(0.22)	$0.18
Shares used in the computation:
Basic	33,078	33,362	31,752
Diluted	33,078	33,362	32,336

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(Amount in thousands)

Balance at December 31, 2006	32,788	33	—	—	86,069	(332)	(38,296)	47,474
Issuance of common stock:
Exercise of stock options	651	—	—	—	3,436	—	—	3,436
Employee stock purchase plan	14	—	—	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	5,471	—	—	5,471
Tax benefit of stock option exercises	—	—	—	—	183	—	—	183
Fair value of options granted to non-employees	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,641)	(18,641)
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	—	78	—	78
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)

Total comprehensive loss								(18,601)

	33,453	33	—	—	95,377	(292)	(56,937)	38,181
Balance at December 31, 2007
Issuance of common stock:
Exercise of stock options	236	1	—	—	1,176	—	—	1,177
Employee stock purchase plan	23	—	—	—	219	—	—	219
Stock-based compensation expense	—	—	—	—	6,025	—	—	6,025
Tax benefit of stock option exercises	—	—	—	—	(135)	—	—	(135)
Fair value of options granted to non-employees	—	—	—	—	—		—	—
Treasury Stock, at cost	—	—	1,882	(13,209)	—	—	—	(13,209)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,283)	(7,283)
Unrealized gain on available for sale investments net of tax of $0	—	—	—	—	—	242	—	242
Foreign currency translation adjustment	—	—	—	—	—	1,966	—	1,966

Total comprehensive loss								(5,075)

	33,712	34	1,882	(13,209)	102,662	1,916	(64,220)	27,183
Balance at December 31, 2008
Issuance of common stock:
Exercise of stock options	261	—	—	—	1,497	—	—	1,497
Employee stock purchase plan	19	—	—	—	251	—	—	251
Stock-based compensation expense	—	—	—	—	7,786	—	—	7,786
Tax benefit of stock option exercises	—	—	—	—	243	—	—	243
Fair value of options granted to non-employees	—	—	—	—	—	—	—	—
Treasury Stock, at cost	—	—	231	(1,798)	—	—	—	(1,798)
Comprehensive income:
Net income	—	—	—	—	—	—	5,871	5,871
Unrealized gain on available for sale investments net of tax of $0	—	—	—	—	—	11		11
Foreign currency translation adjustment	—	—	—	—	—	(802)		(802)

Total comprehensive income								5,080

	33,992	$34	2,113	(15,007)	$112,439	$1,125	$(58,349)	$40,242

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	2007	2008	2009
	(Amounts in thousands)

Operating activities:
Net income (loss)	$(18,641)	$(7,283)	$5,871
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,266	7,771	7,491
Stock-based compensation	5,471	6,025	7,786
Provision for losses on accounts receivable	384	212	157
Changes in operating assets and liabilities (net of assets acquired):
Receivables	27,552	4,774	11,255
Prepaid and other current assets	(226)	(101)	(209)
Deferred commissions	(4,803)	(3,623)	(1,282)
Accounts payable	(45)	895	238
Commissions and bonuses payable	957	930	451
Other accrued liabilities	3,733	462	(424)
Deferred revenue	(606)	4,169	(14,916)
Other	(8)	493	(321)

Net cash provided by operating activities	21,034	14,724	16,097
Investing activities:
Purchases of short-term investments	(57,512)	(47,908)	(69,952)
Sales or maturities of investments	43,995	61,339	54,119
Purchase of property and equipment	(6,687)	(5,738)	(5,591)
Business acquisitions, net of cash acquired	—	—	(5,906)
Proceeds from sale of property and equipment	55	(21)	14
Intangible asset additions	(610)	(33)	(654)

Net cash provided by (used in) investing activities	(20,759)	7,639	(27,970)
Financing activities:
Purchase of treasury stock	—	(13,209)	(1,798)
Proceeds from issuance of common stock:
Exercise of stock options and warrants	3,436	1,177	1,497
Employee stock purchase plan	218	219	251
Excess (shortfall) tax benefit of stock options exercised	183	(135)	243
Payments on long-term debt	(36)	(43)	(46)

Net cash provided by (used in) financing activities	3,801	(11,991)	147
Effect of foreign exchange rates on cash and cash equivalents	397	(2,648)	1,867

Net change in cash and cash equivalents	4,473	7,724	(9,859)
Cash and cash equivalents at beginning of period	39,208	43,681	51,405

Cash and cash equivalents at end of period	$43,681	$51,405	$41,546

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2007, 2008 and 2009

(1)	Business Description and Summary of Significant Accounting Policies

(a)	Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides RightNow CX, a cloud-based suite of customer experience software solutions for companies of all sizes. The Company’s customer experience solution is designed to help consumer-centric organizations improve customer experiences, reduce costs and increase revenue. The Company helps organizations deliver exceptional customer experiences across the web, social networks and contact centers, all delivered through its cloud service. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in North America, Europe, Asia, and Australia. The Company operates in one segment, which is the customer relationship management market.

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

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. The Company’s cash balances with its financial institutions may exceed deposit insurance limits. Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry. Approximately $3.8 million of short-term investments consist of auction rate securities (“ARS”) and a repurchase put option associated with the ARS as further described in Note 4.

The Company’s customers are worldwide with approximately 71% of total revenue in North America during 2007, approximately 69% of total revenue in North America in 2008 and approximately 73% of total revenue in North America during 2009. No individual customer accounted for more than 10% of the Company’s revenue in 2007, 2008 or 2009. No individual customer accounted for more than 10% of the Company’s accounts receivable or total net receivables at December 31, 2008 and December 31, 2009, respectively. Beginning in 2007, as a result of the Company’s change to subscriptions from license arrangements RightNow no longer records additions to term receivables. As a result, the customer concentration as a percentage of term licenses has increased since the change. One customer represented 22% of term receivables at December 31, 2008, and the same customer represented 40% of term receivables at December 31, 2009.

Assets located outside North America were 12% and 18% of total assets at December 31, 2008 and 2009, respectively. The loss from operations outside the United States totaled $12.9 million, $1.4 million, and $849,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

North America	$79,540	$97,640	$110,814
Europe	23,561	31,946	28,544
Asia Pacific	8,976	10,849	13,329

	$112,077	$140,435	$152,687

(d)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable, the carrying amount of property and equipment and intangible assets, including software cost capitalization; estimates regarding the recoverability and respective fair value of auction-rate securities and all other investments; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

(e)	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

(f)	Short-Term Investments

Short-term investments in debt and equity securities, excluding ARS, are classified as available-for-sale and are recorded at fair market value as determined by quotations from national exchanges. Realized gains and losses are included in income based on the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments), net of tax, are recorded to Other Comprehensive Income (Loss), a component of stockholders’ equity.

Approximately $3.5 million of short-term investments consist of ARS with investment grades of AAA or AA, as of December 31, 2009. Additionally, the ARS investments consist of a repurchase put option associated with the ARS. Despite the long-term contractual maturities of the auction rate securities, all of these securities are considered trading securities and are recorded at fair market value as determined by assumed risk premiums, and assumed work out periods using a discounted cash flow model. The put option associated with the ARS was recorded at fair value using a discounted cash flow model as determined by assumed risk premiums, and assumed work out periods. The amounts derived through the discounted cash flow model for the ARS and put option were generally consistent with the fair value indicated by the broker statement at December 31, 2009. Realized and unrealized gains and losses are included in income based on the changes in fair market value as these instruments are marked to market at period end. Refer to Note 4 for further discussion on the ARS investments and put option.

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

Provisions to the allowance for doubtful accounts are charged to expense and/or against deferred revenue for accounts receivable and against deferred revenue for term receivables. Following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2007	2008	2009

Balance, beginning of year	$2,621	$1,918	$2,277
Provision charged to expense	384	212	157
Provision charged against deferred revenue	1,785	1,515	1,158
Write-downs charged against the allowance	(2,990)	(1,399)	(2,160)
Recoveries of amounts previously charged-off	118	31	482

Balance, end of year	$1,918	$2,277	$1,914

(h)	Property and Equipment

Property and equipment, including software purchased for internal use, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Repairs and maintenance are expensed as incurred.

(i)	Intangible Assets

Intangible assets include purchased technologies and goodwill. Purchased technologies are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives of two to five years. Goodwill is the excess of cost over the fair value of the net identifiable assets acquired in business acquisitions. Goodwill is not amortized, but is evaluated for impairment at least annually and more often if indicators of potential impairment exist.

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

Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. The Company accounts for subscriptions, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification, Topic 605-25, Multiple-Element Arrangements. Under Topic 605-25, value is allocated to each deliverable of an arrangement using prices established when the elements are sold stand-alone. Stand-alone sales of subscription agreements are evidenced by subscription renewals and stand-alone sales of professional services are evidenced by rates charged for consulting, education, and development services in stand-alone transactions. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized over the contractual period and professional services are recognized as incurred provided the above criteria have been met.

Under the Company’s subscription contracts, the Company applies Topic 605-25 rather than Industry Topic 985, Software because the customer does not have the right to take possession of the software without incurring a significant incremental penalty. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985.

The Company’s revenue also is, to a lesser extent, earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of Industry Topic 985. Licenses, generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a “term” license). The majority of term licenses are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term licenses, the Company treats the software license, hosting and support services as single element for purposes of allocating revenue. The Company has established vendor specific objective evidence of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the period of the arrangement and revenue for professional services in these arrangements is recognized as performed.

The Company’s policy is to record revenue net of any applicable sales, use or excise taxes.

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired. If the fee has any payment term that is due in excess of the Company’s normal payment terms (over 90 days), the fee is not considered fixed or determinable, and the amount of revenue recognized for term license or subscription arrangements is limited to the lesser of the amount currently due from the customer or a ratable portion of the total unallocated arrangement fee.

Certain customers have agreements that provide for usage fees above fixed minimums. Usage of the Company’s software requires additional fees if used by more than a specified number of users or for more than a specified number of interactions. Fixed minimums are recognized as revenue ratably over the term of the arrangement. Usage fees above fixed minimums are recognized as revenue when such amounts are known and billed.

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

The following table sets forth revenue by product or service as a percentage of total revenue:

	Year Ended December 31,
	2007	2008	2009

Revenue by type:
Software, hosting and support	78%	73%	76%
Professional services	22	27	24

	100%	100%	100%

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

Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $10.5 million, $13.6 million, and $14.0 million for the years ended December 31, 2007, 2008 and 2009, respectively. Deferred commissions at December 31, 2008 and December 31, 2009 were $8.2 million and $9.9 million, respectively.

(l)	Research and Development

Research and development expenditures are expensed as incurred. Industry Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Historically, the period between achieving technological feasibility and general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs.

(m)	Internal Use Software

Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. The Company capitalizes these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. In the second half of 2009, the Company began to sell voice and social exclusively as a service. The capitalized costs are being amortized and recognized as a cost of software, hosting and support revenue, on a straight-line basis, over the estimated useful lives of the related applications which is approximately three years. Cost of internally developed computer software to be sold as a service capitalized was $0 and approximately $550,000 as of December 31, 2008 and December 31, 2009, respectively. The capitalized costs are included in intangible assets, net on the Company’s Consolidated Balance Sheets.

(n)	Income Taxes

The Company records income taxes under the asset and liability method as prescribed under Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Effective January 1, 2007, the Company adopted the provisions of Topic 740, Income Taxes, which deal with accounting for uncertainties in income taxes. The adopted provisions did not have a significant impact on the Company’s financial position or results of operations. The provisions prescribe a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2009 and January 1, 2009, the Company had an insignificant amount of unrecognized tax benefits, none of which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively in the Consolidated Statements of Operations. The amount of interest and penalties accrued for the year ended December 31, 2009 was not significant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.

(o)	Impairment of Long-Lived Assets

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

(p)	Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Weighted average common shares outstanding for basic net income (loss) per share	33,078	33,362	31,752
Employee stock options	—	—	584

Weighted average shares outstanding for dilutive net income (loss) per share	33,078	33,362	32,336

The Company included in the computation of diluted net income (loss) per share options to purchase 584,000 shares of common stock for the period ending December 31, 2009, because the Company incurred net income for the period and the option price was greater than the average market price of the common stock during the period.

The following common stock equivalents were excluded from the computation of diluted earnings income (loss) per share because they had an anti-dilutive impact (in thousands):

	Year Ended December 31,
	2007	2008	2009

Employee stock options	3,874	4,428	5,363

(q)	Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation. Under Topic 718, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards. The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award. The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award. Pursuant to the income tax provisions included in Topic 718, the Company has elected the “short cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

Compensation cost recorded in the years ended December 31, 2007, 2008 and 2009 includes the cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Topic 718. Compensation expense for all stock-based awards granted after December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of Topic 718.

(r)	Foreign Currency Translation

For non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income and expense.

(s)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Additional elements of other comprehensive income or loss are attributable to foreign currency translation adjustments and unrealized gains or losses on short-term investments.

(t)	Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs were $4.3 million, $2.9 million and $2.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(u)	Reclassifications

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

(2)	Acquisition

On September 15, 2009, the Company acquired the outstanding common and preferred stock of HiveLive, Inc. (“HiveLive”), for $5.9 million in net cash paid at closing. HiveLive is an enterprise-class social platform provider with a platform for customer support, engagement and loyalty, and ideation communities. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of HiveLive are included in the condensed consolidated financial statements since the acquisition date.

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

The purchase price and allocation are subject to revision, subsequent revisions, if any, are not expected to be material. Potential revisions may arise from the finalization of accrued liabilities.

The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$3,617
Developed technology	1,800
Customer relationships	200
Trade name and trademarks	100

Intangible assets	$5,717

The excess of the purchase price over the estimated fair value of the net assets acquired of $3.6 million has been recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but will be subject to periodic impairment testing in future periods. The acquisition is expected to allow RightNow to offer a broad social CRM solution in the marketplace, which resulted in the recorded goodwill. The developed technology and customer relationships intangible assets will be amortized over a period of four years, using the straight-line method. The trade name and trademarks will be amortized over a period of two years using the straight-line method. None of the goodwill is expected to be deductible for tax purposes.

Unaudited pro forma results of operations, assuming the above acquisition occurred as of January 1, 2008, were as follows (in thousands, except per share amounts):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2008	2009	2008	2009
	(Unaudited)		Unaudited)

Total Revenues	$36,176	$41,579	$140,800	$153,437
Net income (loss)	(535)	2,607	(11,143)	2,704

The amounts of revenue and earnings of HiveLive since the acquisition date are included in the consolidated statement of operations for the three and twelve month period ended December 31, 2009. The Company recognized revenue from HiveLive of $268,000 and incurred a net loss of $954,000 since the date of the acquisition through December 31, 2009.

(3)	Supplemental Cash Flow Information

Supplemental statement of cash flow information follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7	$12	$7
Income taxes	140	28	262
Non-cash financing activities:
Assets acquired under capital lease	30	—	—

(4)	Cash Equivalents, Short and Long-Term Investments, and Fair Value

The components of cash equivalents and short and long term investments at December 31, 2008 and 2009 are as follows (in thousands):

				Fair
		Unrealized		Market	Cash	Short and Long-
December 31, 2008	Cost	Gains	Losses	Value	Equivalents	Term Investments

Cash equivalents:
Money market funds	$28,527	$—	$—	$28,527	$28,527	$—
Fixed maturity securities:
Corporate notes and bonds	3,034	—	(16)	3,018	—	3,018
U.S. Government agency securities	27,754	251	(1)	28,004	—	28,004
State and municipal securities	3,383	7	—	3,390	—	3,390
Auction rate state and municipal securities	5,000	—	(775)	4,225	—	4,225
Auction rate settlement agreement:
Repurchase put option	—	738	—	738	—	738

Totals at December 31, 2008	$67,698	996	(792)	$67,902	$28,527	$39,375

				Fair
		Unrealized		Market	Cash	Short-
December 31, 2009	Cost	Gains	Losses	Value	Equivalents	Term Investments

Cash equivalents:
Money market funds	$15,655	$—	$—	$15,655	$15,655	$—
Commercial paper	1,400	—	—	1,400	1,400	—
Fixed maturity securities:
Certificates of deposit	738	—	—	738	—	738
Commercial paper	5,597	—	—	5,597	—	5,597
Corporate notes and bonds	3,274	5	—	3,279	—	3,279
U.S. Government agency securities	41,309	39	(29)	41,319	—	41,319
State and municipal securities	248	—	(1)	247	—	247
Auction rate state and municipal securities	3,800	—	(275)	3,525	—	3,525
Auction rate settlement agreement:
Repurchase put option	—	272	—	272	—	272

Totals at December 31, 2009	$72,021	316	(305)	$72,032	$17,055	$54,977

Auction rate state and municipal securities and the repurchase put option were classified as short-term as of December 31, 2009. The unrealized gains at December 31, 2009 of $316,000 include $44,000 related to investment-grade, fixed income securities, and are primarily attributable to changes in interest rate and $272,000 recorded as other income associated with the repurchase put option. Unrealized losses at December 31, 2009 of $305,000 include $30,000 related to securities held more than one year and an other-than temporary impairment of $275,000 associated with auction rate state and municipal securities recorded as other expense. Realized gains and losses from sales of available-for-sale securities in 2007, 2008 and 2009 were insignificant.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash	$24,491	$—	$—	$24,491
Money market funds	15,655	—	—	15,655
Certificates of deposit	738	—	—	738
Commercial paper	—	6,997	—	6,997
Corporate notes and bonds	—	3,279	—	3,279
U.S. Government agency securities	—	41,319	—	41,319
State and municipal securities	—	247	—	247
Auction rate state and municipal securities	—	—	3,525	3,525
Auction rate security put option	—	—	272	272

	$40,884	$51,842	$3,797	$96,523

The following table illustrates the activity of “level 3” assets from December 31, 2008 to December 31, 2009 (in thousands):

Fair value at December 31, 2008	$4,963
Unrealized gain adjustment-ARS	500
Unrealized loss adjustment-put option	(466)
Redemptions	(1,200)

Fair value at December 31, 2009	$3,797

As of December 31, 2009, assets characterized as “level 3” for fair value purposes consisted of approximately $3.8 million in par value auction rate federally insured student loan bonds with investment grades of AAA or AA.

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

During the fourth quarter of 2008, the Company executed a settlement agreement with its broker to redeem the ARS held by it at par commencing June 2010 through July 2012 (“redemption period”). By accepting the terms of the settlement, the Company (1) received the non-transferable right (“put option”) to sell its ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from the Company at any time after the executed settlement agreement date as long as the Company receive par value. The Company expects to sell the ARS under the put option, and as the put option is available within the next twelve months, the Company has reclassified the investment from long-term at December 31, 2008 to short-term at September 30, 2009. However, if the put option is not exercised during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. Furthermore, the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. The broker has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the put option. The agreement covers $3.8 million par value (fair value of $3.5 million) of the ARS held by the Company as of December 31, 2009. RightNow considers the put option to be a freestanding financial instrument and has accounted for it separately from the ARS. The Company believes the put option does not meet the definition of a derivative under Topic 815, Derivatives and Hedging, as the put option is non-transferable and not considered by the Company to be readily convertible into cash. The Company also believes that, since the put option does not qualify as a derivative, it is not within the scope of Topic 320, Investments-Debt and Equity Securities. During the fourth quarter of 2008, the Company elected the fair value option to account for the put option pursuant to Topic 825, Financial Instruments, and as such, changes in fair value are recorded through the statement of operations each reporting period. During the year ended December 31, 2009, the Company recorded an unrealized loss on the put option of $466,000, in other income, net. The fair value of the instrument is recorded as an asset of $272,000 on the Company’s balance sheet in short-term investments as of December 31, 2009.

Simultaneously, during the fourth quarter of 2008, the Company made an election under Topic 320, Investments-Debt and Equity Securities, to transfer its ARS from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the put option during the redemption period. Prior to entering into the settlement agreement, the Company’s intent was to hold the ARS until the market recovered. At the time of the transfer, the unrealized loss on the ARS for the first three quarters of 2008 of $390,000 included in accumulated other comprehensive income (loss) was immediately recognized in earnings, as a component of other income, net. During the fourth quarter of 2008, the Company recognized an additional decline in fair value of $385,000, included in other expense, net for a total unrealized loss of $775,000 for the year ended December 31, 2008. During the period ended December 31, 2009, the Company recognized an increase in fair value for a total unrealized gain of $500,000, included in other income, net.

The Company estimated the fair value of its ARS and put option using a discounted cash flow model where it considered assumed risk premiums and assumed work out periods. The amount derived through the discounted cash flow model was generally consistent with the ARS and put option fair value indicated by the broker statement at December 31, 2009.

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

(5)	Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,
	2008	2009

Computer equipment	$18,922	$21,421
Purchased software	7,942	7,808
Equipment	819	738
Furniture and fixtures	1,487	1,697
Leasehold improvements	1,057	1,209

Total cost	30,227	32,873
Less accumulated depreciation	(20,086)	(22,751)

Total property and equipment, net	$10,141	$10,122

(6)	Intangible assets

The following table sets forth information regarding intangible assets (in thousands):

		Customer	Purchased	Internally Developed
	Goodwill	Relationships	Technologies	Software	Total

As of December 31, 2008:
Gross carrying value	$4,358	$3,250	$4,547	$—	$12,155
Accumulated amortization	—	(2,121)	(3,635)	—	(5,756)

Net carrying value	$4,358	$1,129	$912	$—	$6,399

As of December 31, 2009:
Gross carrying value	$7,975	$3,450	$4,204	$556	$16,185
Accumulated amortization	—	(2,948)	(2,091)	(5)	(5,044)

Net carrying value	$7,975	$502	$2,113	$551	$11,141

Weighted-average amortization period:
(in years)	n/a	4.0	4.1	3.0	3.7
Aggregate amortization expense:
2007	$—	$765	$708	$—	$1,473
2008	—	766	831	—	1,597
2009	—	827	797	$5	1,629
Estimated amortization expense:
2010	$—	$367	$822	$202	$1,391
2011	—	50	520	202	772
2012	—	50	453	147	650
2013	—	35	318	—	353

(7)	Long-Term Debt and Credit Facility

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2009

Obligations under capital leases for tenant improvements to leased property and furniture, payable monthly in installments of $3 and $1 through May 2010 and June 2010, respectively at approximately 6% interest	$68	$22
Less current portion	46	22

Long-term debt, excluding current portion	$22	$—

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

During 2008 and 2009, the Company had a $3.0 million working capital line of credit agreement with a commercial bank. Advances under the line bear a variable rate of interest which approximates the prime lending rate, and are payable monthly. The working capital line of credit is secured by substantially all of the United States dollar-denominated accounts receivable of the Company. There were no advances under the line during 2008 or 2009.

(8)	Redeemable Convertible Preferred Stock

The Company has authorized 15 million shares of preferred stock, $.001 par value, which may be issued from time to time by its board of directors without further action by stockholders unless otherwise required by the rules of The Nasdaq Stock Market. Shares of preferred stock may be issued with dividend, redemption, voting or other rights senior to existing common shares. There were no outstanding shares of preferred stock at December 31, 2008 or 2009.

(9)	Treasury Stock

On October 20, 2008, the Company announced a share repurchase program under which the board of directors authorized the repurchase of up to $15.0 million of the Company’s common stock over the next two years. The Company was permitted to purchase shares from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission. As of December 31, 2008, the Company repurchased 1,881,877 shares of common stock under this program at a total price of $13.2 million. During the first quarter of 2009, the Company repurchased an additional 231,115 shares of common stock under this program at a total price of $1.8 million. Consequently, there can be no further repurchases made under this program because the entire amount of the authorized $15.0 million has been utilized.

(10)	Stock-Based Compensation

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan (the “equity plans”) provide for stock options to be granted to employees, consultants, independent contractors, officers and directors. The equity plans have been approved by stockholders. Except for automatic grants to directors, options are granted at the discretion of the Company’s board of directors, at an exercise price and term determined by the board. However, exercise prices are not less than the fair market value at the date of grant, and the term of the options is not greater than ten years. Options generally vest over a period of four years in eight equal increments. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase shares of common stock at a discount to the fair market value at the date of purchase. Purchase periods under the ESPP issuances are consecutive six-month periods ending on the last day in June and December each year. Shares issued to satisfy stock option exercises and ESPP are newly issued. At December 31, 2009, the Company had approximately 2.8 million shares available for future issuance under the equity plans and ESPP.

Compensation expense recognized in the statement of operations for the year ended December 31, 2008 and 2009 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the consolidated statement of operations (amounts in thousands):

	2007	2008	2009

Stock-based compensation expense:
Cost of software, hosting and support	$288	$323	$460
Cost of professional services	647	638	612
Sales and marketing	2,264	2,454	3,029
Research and development	887	969	1,178
General and administrative	1,385	1,641	2,507

Stock-based compensation expense before income taxes	5,471	6,025	7,786
Income tax provision	—	—	—

Stock-based compensation expense, net of income taxes	$5,471	$6,025	$7,786

No stock-based compensation expense was capitalized during the years ended December 31, 2007 and 2008 and an insignificant amount was capitalized during the year ended December 31, 2009.

Unrecognized compensation expense of outstanding stock options at December 31, 2009 was approximately $11.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The estimated weighted-average fair value per share of stock options granted in 2007, 2008 and 2009 was $7.33, $5.54 and $4.75, respectively. For all shares purchased under the ESPP in 2007, 2008, and 2009 ending on the last day of June and December, no compensation cost was recognized in the accompanying statement of operations because the terms of the plan were determined to be noncompensatory under Topic 718. Assumptions used to obtain the estimated fair values were:

	2007		2008		2009

Employee stock options
Weighted average risk free rate	4.5%		2.6%		1.7%
Weighted average expected term	4.2	yrs	4.5	yrs	4.4	yrs
Weighted average volatility	52%		55%		67%
Dividend yield	0%		0%		0%

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

Dividend Yield:  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans was as follows (option shares in thousands):

			Weighted
		Shares	Average		Weighted
	Shares	Underlying	Exercise	Aggregate	Average
	Available	Outstanding	Price Per	Intrinsic	Remaining
	for Grant	Options	Share	Value	Contractual Life
				(In thousands)	(In years)

Balance at December 31, 2008	3,610	4,428	$11.81		6.8
Annual reserve addition(1)	1,000	—	—
Granted(2)	(2,113)	2,089	8.91
Exercised	—	(261)	5.74
Forfeited, expired or exchanged(3)	277	(309)	13.59

Balance at December 31, 2009	2,774	5,947	$10.96	$38,690	7.2

Vested or expected to vest at December 31, 2009		5,738	$11.01	$37,099	7.2

Exercisable at December 31, 2009		3,203	$11.30	$19,939	6.0

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of; a) 1,000,000 shares, b) 4% of the number of outstanding common shares on the last day of the previous fiscal year, or c) such lesser amount as determined by the board of directors. The automatic annual increase has been approved by shareholders through December 31, 2014.

(2)	On September 16, 2009, the Company granted 24,180 restricted stock units to certain employees at a fair value of $12.20 per share. The shares were granted from the 2004 Equity Incentive Plan.

(3)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.

The total intrinsic value of options exercised in 2007, 2008 and 2009 was $7.5 million, $1.8 million and $1.7 million, respectively.

(11)	Commitments and Contingencies

(a)	Operating Leases

The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements with various expiration dates through 2017. Future minimum payments for the next five years and thereafter as of December 31, 2009, under these leases, are as follows (in thousands):

2010	$4,601
2011	3,197
2012	1,916
2013	1,792
2014	880
Thereafter	1,062

Rent expense was $4.1 million, $4.2 million and $4.5 million in 2007, 2008 and 2009, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. The Company has no contingent rent agreements.

The Company leases a portion of its office facilities from a development group, of which the Company’s chief executive officer is a 50% member and the Company’s Vice President and General Manager of Asia-Pacific is a 25% member. During 2007, 2008 and 2009, the Company paid $1.2 million, $1.2 million and $1.3 million, respectively, to the development group under these leases.

(b)	Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

Future minimum payments as of December 31, 2009 under these arrangements were $1.6 million for 2010, and $401,000 in 2011.

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

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes that the resolution of these matters will not have a material negative effect on the Company’s consolidated financial position, results of operations or liquidity. Legal fees are charged to expense as incurred, unless the Company considers the potential loss from any dispute or legal matter probable and the amount or range of the loss can be estimated, in which case the Company will accrue a liability for the estimated loss in accordance with Topic 450,Contingencies.

On October 16, 2009, RightNow entered into a General Release and Settlement Agreement with Kana Software, Inc. (“KANA”) and four former employees of RightNow to settle a lawsuit that was filed by RightNow alleging violations by KANA and the four former employees of RightNow of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims. In the General Release and Settlement Agreement, KANA agreed that it would pay a total of $1,000,000 to RightNow with $100,000 due within ten days of executing the General Release and Settlement Agreement and the remainder due over nine consecutive quarters beginning with the quarter commencing January 1, 2010. KANA provided RightNow with a subordinated security interest in its assets to secure the amounts payable to RightNow. On December 23, 2009, KANA sold substantially all of its assets to Kay Technology Corp, Inc. Pursuant to an acceleration clause in the settlement agreement related to the change in control, KANA paid the Company $1,000,000. RightNow received the entire cash settlement payment during the fourth quarter of 2009 and recorded the gain on settlement of this litigation in other income.

(12)	Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009

United States	$(5,437)	$(5,856)	$7,299
Foreign	(12,928)	(1,385)	(849)

Income (loss) before provision for income taxes	$(18,365)	$(7,241)	$6,450

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Current:
Federal	$120	$—	$—
Foreign	(109)	(134)	(155)
State	(287)	92	(424)

Total current	(276)	(42)	$(579)

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Provision for income taxes	$(276)	$(42)	$(579)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2007	2008	2009

Statutory federal tax rate	(34)%	(34)%	34%
Net operating loss tax benefits not realized (realized)	34	29	(23)
Tax credits	(4)	—	(11)
Stock-based compensation	2	5	1
State income taxes, net of federal benefit	1	(2)	4
Foreign taxes	—	2	2
Foreign tax rate differential	2	(1)	—
Nondeductible meals & entertainment expense	1	2	2

Income tax rate	2%	1%	9%

Deferred tax components are as follows (in thousands):

	At December 31,
	2008	2009

Deferred tax assets:
Net operating loss carry forwards	$10,836	$13,634
Deferred revenue	8,401	3,757
Stock compensation	3,288	6,813
Tax credits	957	1,256
Fixed assets and intangibles	296	65
Other	3,091	1,647

Total deferred tax assets	26,869	27,172
Valuation allowance	(23,873)	(24,239)

Net deferred tax assets	2,996	2,933
Deferred tax liabilities:
Deferred commissions	(2,509)	(2,686)
Other	(487)	(247)

Total deferred tax liabilities	(2,996)	(2,933)

Net deferred tax assets	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carry forwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carry back years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that any or all of the deferred tax assets will be realized as of December 31, 2009. Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets. The valuation allowance decreased by $573,000 in 2008 and increased by $366,000 in 2009.

At December 31, 2009, the Company had domestic Federal and State net operating loss carry forwards of approximately $28.1 million and $26.8 million, respectively. The Company also has approximately $31.5 million of foreign net operating loss carry forwards, of which $29.4 million are not subject to expiration. The remaining $2.1 million of foreign net operating loss carry forwards expire between 2013 and 2027. Federal net operating loss carry forwards expire at various dates between 2019 and 2029, while state net operating loss carry forwards expire between 2010 and 2029. In addition, the Company has federal and state research and development credits and foreign tax credits available to reduce future domestic income taxes. The total amount of these credits is approximately $4.9 million. The federal and state research and development credits expire between 2019 and 2028, and between 2014 and 2023, respectively. The foreign tax credits expire between 2012 and 2019.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carry forwards and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company’s acquisition of Salesnet, Inc. in May 2006 and HiveLive, Inc. in September 2009 constituted an ownership change to each entity, and therefore the availability of Salesnet, Inc.’s and HiveLive, Inc.’s net operating loss carry forwards which approximate $5.8 million and $6.4 million, respectively, will be limited in future years.

The Company’s deferred tax assets as of December 31, 2008 and 2009 have been reduced in accordance with Topic 718. As such, net operating loss carry forwards and other attributes created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Instead such amounts are recorded as an addition to stockholders’ equity if and when they are utilized. Deferred tax assets and the related valuation allowance in the above presentation have been reduced by $18.9 million and $18.7 million, as of December 31, 2008 and 2009, respectively, for the effect of excess tax deductions from stock options.

(13)	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, term receivables, accounts payable, and debt approximated their fair values at December 31, 2008 and at December 31, 2009. The reason these financial instruments approximated fair values are as follows:

Account receivable and term receivables — current:  The carrying amount approximated fair value at the respective dates due to the relative short maturities of these items.

Accounts payable — current:  The carrying amount approximated fair value at the respective dates due to the short duration the accounts payable is outstanding.

Term receivables — noncurrent:  The carrying amount approximated fair value at the respective dates due to the low rate of interest for the period of time the items are expected to be outstanding.

Debt:  The carrying amount approximated fair value at the respective dates due to the low rate of interest for the period of time the items are expected to be outstanding.

(14)	Employee Benefit Plans

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of 12% of their salary or the statutorily prescribed limit to the plan. Employees are eligible after 90 days of service. At its discretion, the Company may make matching contributions. The Company made matching contributions during 2007, 2008 and 2009 of $982,000, $1.3 million and $1.3 million, respectively. The Company also has retirement benefit plans related to its foreign subsidiaries. Amounts expensed under these plans were $370,000, $414,000 and $405,000 during 2007, 2008 and 2009, respectively.

The Company has a medical, dental and vision benefit plan and a short-term disability program covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company contributions to the plan were $2.0 million during 2007, $3.0 million during 2008, and $3.2 million during 2009. During 2009 the plan maintained individual and aggregate stop loss insurance policies on the medical portion of the plan of $95,000 and $4.6 million (based on actual plan participants, adjusted monthly), respectively, to mitigate losses.

In July 2004, the Company adopted the 2004 Employee Stock Purchase Plan (“Plan”) which became effective in conjunction with the Company’s initial public offering of common stock. The Plan is administered by the compensation committee of the board of directors and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the terms of the plan, substantially all employees are eligible to purchase shares of RightNow common stock through periodic after-tax payroll deductions at a purchase price established by the administrator. Payroll deductions are limited to 15% of the employee’s regular compensation for each purchase period. The administrator may set the purchase price equal to or discounted from fair market value on the first or last day of each purchase period. Purchase periods are consecutive six-month periods ending on the last day in June and December each year. For the purchase periods ended December 31, 2007, 2008 and 2009, and June 30, 2008 and 2009, the plan was deemed noncompensatory because the terms were no more favorable than those available to all holders of our common stock. Activity under the plan for 2007, 2008 and 2009 was as follows:

	Purchase Date
	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
	2007	2008	2008	2009	2009

Purchase price per share	$15.06	$12.99	$7.34	$11.21	$16.50
Shares purchased	6,357	8,930	14,129	11,903	7,038

(15)	Subsequent Events

The Company accounts for its subsequent events in accordance with FASB Accounting Standards Codification, Topic 855, Subsequent Events.

On February 16, 2010, RightNow Technologies, Inc. renewed its lease agreement with Genesis Partners, LLC for office space located at 77 Discovery Drive and 110 Enterprise Boulevard in Bozeman, Montana. The renewals include the same terms and conditions as the original leases, except for the negotiated rent. The 77 Discovery Drive lease was renewed for a period of 60 months at a monthly rent of $11,786, and includes a renewal option for an additional 60 month period. The 110 Enterprise Boulevard lease was renewed for a period of 60 months at a monthly rent of $16,570, and includes a renewal option for an additional 60 month period.

Greg Gianforte, the Company’s Chairman, Chief Executive Officer and President, and Steve Daines, the Company’s Vice President and General Manager of Asia-Pacific, beneficially own, directly or indirectly, 50% and 25% membership interests in Genesis Partners LLC, respectively. The remaining 25% of Genesis Partners is beneficially owned by Mr. Daines’ father, Clair Daines, who is a commercial real estate developer and builder.

On March 3, 2010, our Board of Directors amended our 2004 Equity Incentive Plan to eliminate the automatic option grant program thereunder for our directors. Notwithstanding this amendment, our directors remain eligible to receive discretionary option grants pursuant to the existing terms of our 2004 Equity Incentive Plan.

(16)	Quarterly Results (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

Operating statement data:
Total revenue	$32,898	$35,221	$36,237	$36,079
Gross profit	20,578	22,368	22,799	23,853
Net income (loss)	(3,396)	(3,132)	(1,447)	692
Net income (loss) per share:
Basic and Diluted	$(0.10)	$(0.09)	$(0.04)	$0.02

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

Operating statement data:
Total revenue	$36,037	$36,340	$38,731	$41,579
Gross profit	24,080	25,040	27,134	28,875
Net income	1,263	36	1,965	2,607
Net income per share:
Basic and Diluted	$0.04	$0.00	$0.06	$0.08