Form 10-Q
period 2010-03-31
RIGHTNOW TECHNOLOGIES INC
filed 2010-05-07
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2010 was 31,987,481

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RightNow Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	December 31,	March 31,
	2009	2010
Assets
Cash and cash equivalents	$41,546	$43,114
Short-term investments	54,977	55,293
Accounts receivable	31,850	29,723
Term receivables, current	2,417	1,762
Allowance for doubtful accounts	(1,914)	(1,794)

Receivables, net	32,353	29,691
Deferred commissions	6,394	5,828
Prepaid and other current assets	2,434	3,792

Total current assets	137,704	137,718

Property and equipment, net	10,122	10,154
Term receivables, non-current	1,105	810
Intangible assets, net	11,141	11,669
Deferred commissions, non-current	3,461	3,457
Other	902	1,055

Total Assets	$164,435	$164,863

Liabilities and Stockholders’ Equity
Accounts payable	$5,427	7,442
Commissions and bonuses payable	6,271	4,964
Other accrued liabilities	11,146	12,525
Current portion of debt	22	10
Current portion of deferred revenue	74,446	68,103

Total current liabilities	97,312	93,044

Deferred revenue, net of current portion	26,881	27,592

Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	112,439	115,680
Treasury Stock	(15,007)	(15,007)
Accumulated other comprehensive income	1,125	1,284
Accumulated deficit	(58,349)	(57,764)

Total stockholders’ equity	40,242	44,227

Total Liabilities and Stockholders’ Equity	$164,435	$164,863

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Revenue:
Recurring revenue	$26,045	$33,025
Professional services	9,992	9,077

Total revenue	36,037	42,102

Cost of revenue:
Recurring revenue	4,949	5,879
Professional services	7,008	7,332

Total cost of revenue	11,957	13,211

Gross profit	24,080	28,891

Operating expenses:
Sales and marketing	14,863	18,724
Research and development	4,756	5,132
General and administrative	3,446	4,299

Total operating expenses	23,065	28,155

Income from operations	1,015	736

Interest and other income, net	401	183

Income before income taxes	1,416	919
Provision for income taxes	(153)	(334)

Net income	$1,263	$585

Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Shares used in the computation:
Basic	31,784	31,929
Diluted	32,249	33,431
See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31
	2009	2010
Operating activities:
Net income	$1,263	$585
Non-cash adjustments:
Depreciation and amortization	1,887	2,065
Provision for losses on accounts receivable	57	50
Stock-based compensation	1,516	1,755
Changes in operating accounts:
Receivables	13,569	2,449
Prepaid expenses	(126)	(1,499)
Deferred commissions	525	445
Accounts payable	(1,107)	2,045
Commissions and bonuses payable	(2,553)	(1,243)
Other accrued liabilities	(716)	1,472
Deferred revenue	(9,429)	(4,614)

Cash provided by operating activities	4,886	3,510

Investing activities:
Net change in investments	(2,251)	(342)
Acquisition of property and equipment	(684)	(1,640)
Intangible asset additions	—	(1,034)

Cash used in investing activities	(2,935)	(3,016)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	78	1,159
Excess tax benefits of stock options exercised	89	327
Common stock repurchased	(1,798)	—
Payments on debt	(12)	(12)

Cash provided (used) by financing activities	(1,643)	1,474

Effect of foreign exchange rates on cash and cash equivalents	(251)	(400)

Increase in cash and cash equivalents	57	1,568

Cash and cash equivalents at beginning of period	51,405	41,546

Cash and cash equivalents at end of period	$51,462	$43,114

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Business Description and Basis of Presentation
Business Description
          RightNow Technologies, Inc. (the “Company” or “RightNow”) provides RightNow CX™, a cloud-based suite of customer experience software solutions for companies of all sizes. The Company’s customer experience solution is designed to help consumer-centric organizations improve customer experiences, reduce costs and increase revenue. The Company helps organizations deliver exceptional customer experiences across the web, social networks and contact centers, all delivered through its cloud service. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in North America, Europe, Asia, and Australia. The Company operates in one segment, which is the customer relationship management market.
Basis of Presentation
          The accompanying condensed interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
          The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at March 31, 2010, and results of operations and cash flows for the three month periods ended March 31, 2009 and 2010. This includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year.
          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity, fluctuations in foreign currency exchange rates, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable, the carrying amount of property and equipment and intangible assets, including software cost capitalization; estimates regarding the recoverability and respective fair value of auction-rate securities and all other investments; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.
(2) Certain Risks and Concentrations
          The Company’s revenue is derived from the subscription, license, hosting and support of its software products and provision of related professional services. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company’s operating results. The Company has historically derived a majority of its revenue from customer experience software solutions. These products are expected to continue to account for a significant portion of revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

          Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts and term receivables. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. The Company’s cash balances with its financial institutions may exceed deposit insurance limits. Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry. Approximately $2.9 million of short-term investments consist of auction rate securities (“ARS”) and a repurchase put option associated with the ARS as further described in Note 7.
          The Company’s customers are worldwide with approximately 72% of total revenue in North America, 19% EMEA and 9% in Asia Pacific on a trailing twelve month basis.
          No individual customer accounted for more than 10% of the Company’s revenue in 2009 or the three months ended March 31, 2010. No individual customer accounted for more than 10% of the Company’s accounts and term receivables at December 31, 2009 and March 31, 2010.
          As of December 31, 2009 and March 31, 2010, assets located outside North America were 18% and 20% of total assets, respectively. The loss from operations outside of North America totaled $232,000 and $25,000 for the three months ended March 31, 2009 and 2010, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended
	March 31,
	2009	2010
North America	$26,997	$29,941
EMEA	6,440	8,143
Asia Pacific	2,600	4,018

	$36,037	$42,102

(3) Revenue Recognition
          The Company earns its revenues from the delivery of hosted software and support services (recurring revenue), and from the delivery of professional services. Recurring revenues are primarily sold under subscription arrangements and, to a lesser extent, license arrangements. Hosting and support services involve the remote management of the software, technical assistance, and unspecified product upgrades and enhancements on a when and if available basis. Professional services include consulting, training and development services.
          The Company recognizes revenue for subscriptions and licenses when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been made available or delivered to the customer; c) the Company’s fee for providing the software and services is fixed or determinable; and d) collection of the Company’s fee is probable. Under the Company’s subscription contracts, the Company applies Topic 605-25, “Multiple-Element Arrangements,” rather than Industry Topic 985, Software, because the customer does not have the right to take possession of the software without incurring a significant incremental penalty. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985.
          Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. In the first quarter of 2010, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”). ASU 2009-13, which amended FASB Topic 605-25, “Multiple-Element Arrangements,” requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables. It changes the level of evidence of fair value of an element to allow estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available and requires that revenue be allocated among the elements on a relative fair value basis. The adoption of ASU 2009-13 did not have a material impact on the timing or amount of revenue recognized as the Company had established fair value for all elements in the vast majority of our historical subscription arrangements.
          The Company generally bases the fair value of subscriptions on stand-alone sales of subscription agreements, which are evidenced by subscription renewals and stand-alone sales of professional services. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized over the contractual period and professional services are recognized as incurred provided that the above criteria have been met.

          The Company’s revenue also is, to a lesser extent, earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of Industry Topic 985, Software. Licenses generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a “term” license). Term contracts are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term contracts, the Company treats the software license, hosting and support services as single element for purposes of allocating revenue. The Company has established vendor specific objective evidence of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the period of the arrangement and revenue for professional services in these arrangements is recognized as performed.
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
          Professional services revenue is recognized as performed, based on hours incurred, unless sold in conjunction with a license where vendor specific objective evidence for the term element does not exist, in which case professional services revenue is recognized ratably over the contractual period. The Company has determined that the professional service elements of its software arrangements are not essential to the functionality of the software. The Company has also determined that its professional services (a) are available from other vendors, (b) do not involve a significant degree of risk or unique acceptance criteria, and (c) are not required for the customer to use the software.
(4) Sales Incentives
          Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $2.8 million and $4.1 million for the three months ended March 31, 2009 and 2010, respectively. Deferred commissions at December 31, 2009 and March 31, 2010 were $9.9 million and $9.3 million, respectively.

(5) Net Income Per Share
          A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Weighted average common shares outstanding for basic net income per share	31,784	31,929
Effect of dilutive securities:
Employee stock options	465	1,502

Weighted average shares outstanding for dilutive net income per share	32,249	33,431

          The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Employee stock options	5,416	4,915
(6) Comprehensive Income
          Comprehensive income for the comparative periods was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Net income	$1,263	$585
Other comprehensive income:
Unrealized (loss) on short-term investments	(129)	(26)
Foreign currency translation adjustments	88	185

Comprehensive income	$1,222	$744

(7) Fair Value
          Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.
          The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:
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
          The following table represents fair value hierarchy for the Company’s financial assets (cash equivalents and investments) which are measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$28,571	—	—	$28,571

Money market funds	13,796	—	—	13,796
Certificates of deposit	1,490	—	—	1,490
Commercial paper	—	2,799	—	2,799
Corporate notes and bonds	—	5,247	—	5,247
U.S. Government agency securities	—	42,703	—	42,703
State and municipal securities	—	951	—	951
Auction rate state and municipal securities	—	—	2,681	2,681
Auction rate security put option	—	—	169	169

	$43,857	$51,700	$2,850	$98,407

          The following table illustrates the activity of “level 3” assets from December 31, 2009 to March 31, 2010 and comparative activity of “level 3” assets from December 31, 2008 to March 31, 2009 (in thousands):

Fair value at December 31, 2009	$3,797
Unrealized gain adjustment—ARS	109
Unrealized loss adjustment—put option	(106)
Redemptions	(950)

Fair value at March 31, 2010	$2,850

Fair value at December 31, 2008	$4,963
Unrealized gain adjustment—ARS	356
Unrealized loss adjustment—put option	(339)

Fair value at March 31, 2009	$4,980

          As of March 31, 2010, assets characterized as “level 3” for fair value purposes consisted of approximately $2.9 million in par value auction rate federally insured student loan bonds with investment grades of AAA or AA.
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
          During the fourth quarter of 2008, the Company executed a settlement agreement with its broker to redeem the ARS held by it at par commencing June 2010 through July 2012 (“redemption period”). By accepting the terms of the settlement, the Company (1) received the non-transferable right (“put option”) to sell its ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from the Company at any time after the executed settlement agreement date as long as the Company receive par value. The Company expects to sell the ARS under the put option, and as the put option is available within the next twelve months, the Company has classified the investment as short-term. However, if the put option is not exercised during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. Furthermore, the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. The broker has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the put option. The agreement covers $2.9 million par value (fair value of $2.7 million) of the ARS held by the Company as of March 31, 2010. The Company considers the put option to be a freestanding financial instrument and has accounted for it separately from the ARS. The Company believes the put option does not meet the definition of a derivative as the put option is non-transferable and not considered by the Company to be readily convertible into cash. During the fourth quarter of 2008, the Company elected the fair value option to account for the put option, and as such, changes in fair value are recorded through the statement of operations each reporting period. During the three months ended March 31, 2010, the Company recorded an unrealized loss on the put option of $106,000, in interest and other income. The fair value of the instrument is recorded as an asset of $169,000 on the Company’s balance sheet in short-term investments as of March 31, 2010.
          Simultaneously, during the fourth quarter of 2008, the Company made an election to transfer its ARS from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the put option during the redemption period. Prior to entering into the settlement agreement, the Company’s intent was to hold the ARS until the market recovered. During the three months ended March 31, 2010, the Company recognized an increase in fair value of its ARS for a total unrealized gain of $109,000, included in interest and other income.
          The Company estimated the fair value of its ARS and put option using a discounted cash flow model where it considered assumed risk premiums and assumed work out periods. The amount derived through the discounted cash flow model was generally consistent with the ARS and put option fair value indicated by the broker statement at March 31, 2010.
          To date, the Company has collected all interest payments on all of the ARS when due. If the ARS continue to experience unsuccessful auctions, if the credit rating of the ARS deteriorates, or if the brokerage houses declare redemption default, the Company may not recover the par value of its investment. While the recent auction failures will limit the Company’s ability to liquidate the remainder of these investments for some period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of its portfolio of ARS.
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
          The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2010
Stock-based compensation expense:
Cost of software, hosting and support	$96	$113
Cost of professional services	133	114
Sales and marketing expenses	622	751
Research and development expenses	262	257
General and administrative expenses	403	520

Total stock-based compensation expense	$1,516	$1,755
          No stock-based compensation expense was capitalized during the three months ended March 31, 2009 and an insignificant amount was capitalized during the three months ended March 31, 2010.

          Unrecognized stock-based compensation expense of outstanding stock options at March 31, 2010 was approximately $16.4 million, which is expected to be recognized over a weighted average period of 2.9 years.
          Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended
	March 31,
	2009	2010
Fair value per share	$4.47	$7.97
Risk free rate	1.6%	2.0%
Expected term	4.4 yrs	4.5 yrs
Volatility	67%	65%
Dividend yield	0%	0%
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
          Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
          Activity under the Company’s stock option plans for the three months ended March 31, 2010 was as follows (option shares in thousands):

			Weighted		Weighted
			average	Aggregate	average
	Shares		exercise	intrinsic	remaining
	available	Outstanding	price per	value (in	contractual
	for grant	options	share	thousands)	life (in years)
Balance at December 31, 2009	2,774	5,947	$10.96		7.2
Annual reserve addition (1)	1,000	—	—		(895)
Granted		895	15.04
Exercised	—	(107)	10.88
Forfeited, expired, exchanged or canceled (2)	41	(41)	13.81

Balance at March 31, 2010	2,920	6,694	$11.49	$43,045	7.4

Vested or expected to vest at March 31, 2010		6,417	$11.47	$41,451	7.3

Exercisable at March 31, 2010		3,538	$11.29	$23,633	6.1

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by shareholders through December 31, 2014.

(2)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.
          The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2010 was $400,000 and $622,000, respectively.
(9) Commitments and Contingencies
Warranties and Indemnification
          The Company’s cloud-based application service is typically warranted to perform in accordance with its user documentation.
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
(10) Income Taxes
          The provision for income taxes of $334,000 in the three months ended March 31, 2010 consists primarily of tax expense resulting from federal taxes, foreign tax withholdings and various state income taxes. The Company’s effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that the Company does not have significant income taxes payable at March 31, 2010. As of December 31, 2009 and March 31, 2010, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Consolidated Statements of Operations. The amount of interest and penalties for the three months ended March 31, 2010 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.

(11) Subsequent Events
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
Cautionary Statement
All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, and our assumptions and judgments. These forward looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, general economic conditions; fluctuations in foreign currency exchange rates; our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets; the success of our efforts to integrate HiveLive’s personnel and processes, following our acquisition of that entity; the risk of asset impairment associated with the acquisition of HiveLive; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in backlog; the risk that our investments in partner relationships and additional employees will not achieve expected results; interruptions or delays in our hosting operations; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; the credit markets and potential impact on the recoverability of our portfolio of auction rate securities; our ability to sell auction rate securities under a put option with our broker; any unanticipated ambiguities in fair value accounting standards; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the impact of potential future acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Overview
          RightNow Technologies (“we,” “us,” “our,” the “Company” or “RightNow”) provides RightNow CX, an on-demand (“cloud-based”) suite of customer experience software and services that helps consumer-centric organizations improve customer experiences, reduce costs and increase revenue. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. The Company helps organizations deliver exceptional customer experiences across the web, social networks and contact centers. RightNow’s technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email, web, chat and social interactions. Additionally, through our cloud-based delivery approach, we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and assisting our customers to maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help them achieve their strategic objectives and better meet the needs of those they serve.
          We released our initial version of RightNow Service ™ in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing ™, RightNow Sales ™, RightNow Feedback ™, RightNow Cloud Monitor™ and RightNow Social™, which automate aspects of marketing campaigns, sales operations, customer monitoring, and customer conversations within the cloud. These solutions have culminated into RightNow CX, a fully integrated customer experience platform, which includes and integrates web, social and contact center experiences. We believe RightNow CX helps consumer-centric organizations deliver customer experiences that build loyalty, drive revenue, reduce costs and increase efficiency. We have a quarterly release cycle which allows us to deliver new product capabilities to customers every three months. During the first quarter of 2010 we released RightNow CX February 2010 and made several enhancements to our social offering, including socializing the RightNow knowledgebase to allow consumers to assist in knowledge creation and maintenance, SmartSense moderation workflow which scans for sentiment in social forums and automatically routes messages to the appropriate next step (publish, moderate or discard), and a Community Widget, which enables relevant content from RightNow Community to appear within an organization’s public-facing Customer Portal. In our Cloud Monitor solution, we added Cloud Monitor for RSS-enabled blogs and websites, as well as for monitoring an organization’s RightNow-powered communities.
          Our products served more than 765 million customer interactions, or unique sessions hosted by our solutions, during the three months ended March 31, 2010. We sell our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue
          Our revenue is comprised of fees for software, hosting and support, and fees for professional services. “Recurring revenue,” referred to in this report, includes software, hosting and support revenue from subscription agreements and term licenses.
          Recurring revenue includes fees earned under subscriptions and software license arrangements. Subscription arrangements are for a fixed term and include a bundled fee to access the software and data through our hosting services, and support services. Subscription revenue is recorded ratably over the length of the agreement. Our hosting services provide remote management and maintenance of our software and customers’ data which is physically located in third party facilities. Customers’ access hosted software and data through a secure Internet connection. Support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis.
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
Cost of Revenue and Operating Expenses
          Cost of Revenue. Cost of revenue consists primarily of salaries and related expenses (such as employee benefits and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for voice enabled CRM applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets, amortization of capitalized internally developed computer software and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, and depreciation for furniture and equipment, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category.
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
          Research and Development Expenses. Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. In 2009 we began to capitalize costs of internally developed computer software to be sold as a service, which were incurred during the application development stage. We capitalized approximately $550,000 and $1.6 million of cost of internally developed computer software as of December 31, 2009, and March 31, 2010, respectively. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings. We also expect that the capitalized cost of internally developed computer software will increase as we continue to sell and deliver our solution as a service.

          General and Administrative Expenses. General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead.
Critical Accounting Policies and Estimates
          Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, fluctuations in foreign currency exchange rates, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. These assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, valuation of receivables and deferred tax assets, accounting for share-based compensation, and software cost capitalization. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable; the carrying amount of property and equipment and intangible assets; estimates regarding the recoverability and respective fair value of auction-rate securities and all other investments; valuation allowances for receivables and deferred income tax assets; estimates of expected term and volatility in determining share based compensation expense; and software cost capitalization. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.
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
          In the first quarter of 2010, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”). ASU 2009-13, which amended FASB Topic 605-25, “Multiple-Element Arrangements,” changes the level of evidence of fair value of an element to allow estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available and requires that revenue be allocated among the elements on a relative fair value basis. The adoption of ASU 2009-13 did not have a material impact on the timing or amount of revenue recognized as the Company had established fair value for all elements in the vast majority of our historical subscription arrangements.
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
          The application of these rules requires judgment, including the identification of individual elements in multiple element arrangements, whether there is objective and reliable evidence of fair value, including, but not limited to, vendor specific objective evidence (“VSOE”) of fair value, for some or all elements. Changes to the elements in our sales arrangements, or our ability to establish VSOE or fair value for those elements, may result in a material change to the amount of revenue recorded in a given period.
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
Share-Based Compensation
          We record share-based payment arrangements in accordance with Topic 718, Compensation-Stock Compensation, which requires the cost of share-based payment arrangements to be recorded in the statement of operations. Share-based compensation amounts are affected by our stock price as well as our assumptions regarding the expected volatility of our stock, our employee stock option exercise behaviors, forfeitures, and the related income tax effects. Our assumptions are based primarily on our historical information.
Software Capitalization
          Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. We capitalize these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, and external direct costs of materials and services associated with developing or obtaining internal use software. Capitalized costs are being amortized and recognized as a cost of recurring revenue, on a straight-line basis, over the estimated useful lives of the related applications, which is approximately three years. The capitalized costs are included in intangible assets, net on our Consolidated Balance Sheets.
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
Recently Issued Accounting Standards
          Not applicable.

Results of Operations
          The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended
	March 31,
	2009	2010
Revenue:
Recurring revenue	72%	78%
Professional services	28	22

Total revenue	100	100
Cost of revenue:
Recurring revenue	14	14
Professional services	19	17

Total cost of revenue	33	31

Gross profit	67	69
Operating expenses:
Sales and marketing	41	45
Research and development	13	12
General and administrative	10	10

Total operating expenses	64	67

Income from operations	3	2
Interest and other income, net.	1	—

Income before income taxes	4	2
Provision for income taxes	—	1

Net income	4%	1%

          The following table sets forth our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended
	March 31,
	2009	2010
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	72%	78%
Professional services	28	22
Revenue by geography in:
North America	75%	71%
EMEA	18	19
Asia Pacific	7	10
Quarter Overview
          Total revenue for the first quarter of 2010 increased 17% over the first quarter of 2009. Recurring revenue during the first quarter of 2010 increased 27% compared to the first quarter of 2009, due to expansion within the current customer base and new customer acquisitions. Professional services in the first quarter of 2010 revenue decreased 9%, as expected, over the first quarter of 2009, due to the timing of the mix of projects being delivered.
          During the first quarter of 2010, we continued to invest in our operations by adding sales and marketing personnel to increase sales, increased headcount to assist with technical support and delivering our solutions, and increased hosting support and telecom maintenance to support our government secure cloud. During the first quarter of 2010, we added headcount to staff our Centers of Excellence (COEs) to combine cross-functional teams and capabilities to increase client value through best practices, increased innovation and sharing of customer experience expertise. The associated costs of staffing COE within cost of professional services contributed to reduction in our professional service margins. Additionally, the mix of professional services revenue delivered in the quarter had a negative impact on our profitability. We invested in our research and development group to continue to enhance and expand RightNow CX and automate quality assurance. These factors increased total expenses in absolute dollars and as a percentage of revenue during the quarter ended March 31,

2010 compared to the quarter ended March 31, 2009. As we made these investments, operating income as a percentage of revenue decreased to 2% during the quarter ended March 31, 2010 compared to 3% during the quarter ended March 31, 2009.
          When compared to the quarter ended March 31, 2009, our revenue was favorably impacted, and our deferred revenue, cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar for the quarter ended March 31, 2010 relative to the British pound, Australian dollar, and Euro. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the three months ended March 31, 2010 increased by $6.1 million, or 17%, over total revenue reported in the same period of 2009. If average currency exchange rates in the quarter ended March 31, 2010 had remained constant with March 31, 2009, revenue as of March 31, 2010 would have increased by approximately $4.8 million, which is $1.3 million less than the actual increase. In other words, the change in exchange rates between the quarters ended March 31, 2009 and 2010 had a favorable impact on revenue of approximately $1.3 million, or 4%. Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2009 and quarter ended March 31, 2010 had an unfavorable impact on deferred revenue of $1.0 million. Expenses associated with international revenue are primarily paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total cost of revenue and operating expenses in the quarter ended March 31, 2010 increased by $6.3 million, or 18%, over total cost of revenue and operating expenses in the quarter ended March 31, 2009. If currency exchange rates in the quarter ended March 31, 2010 had remained constant with the same period of 2009, these total expenses as of March 31, 2010 would have increased by approximately $5.5 million, which is $800,000 less than the actual increase. In other words, the change in average exchange rates between the quarter ended March 31, 2009 and the quarter ended March 31, 2010 reduced these total expenses by approximately $800,000, or 2%. The expenses most significantly exposed to currency exchange fluctuations are within sales and marketing and professional services cost of revenue.
          For the quarter ended March 31, 2010, we generated $3.5 million of cash from operations compared to $4.9 million of cash from operations in the quarter ended March 31, 2009. Our cash and investment balances increased to $98.4 million at March 31, 2010 from $96.5 million at December 31, 2009, partially due to $3.5 million of cash generated from operations and $1.2 million of proceeds from stock option exercises, offset by the use of $2.6 million for capital asset additions.
          As of March 31, 2010, we had an accumulated deficit of $57.8 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.
Backlog
Total backlog is as follows (in thousands):

	December 31	March 31,
	2009	2010
Current committed backlog	$117,600	$117,772
Non-current committed backlog	57,020	52,269

Total firm committed backlog	174,620	170,041
Current backlog subject to termination for convenience	3,400	2,834
Non-current backlog subject to termination for convenience	1,980	23,350

Total backlog	$180,000	$196,225

          Total backlog, which represents total invoiced and uninvoiced deferred revenue, was approximately $180 million and $196.2 million as of December 31, 2009 and March 31, 2010, respectively. Current total backlog, which is the portion of backlog expected to be recognized as revenue within the next twelve months, was approximately $121 million as of December 31, 2009 and March 31, 2010.
          In January 2010 we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience terms. As expected, due to the introduction of the CSA, our uncommitted backlog increased during the quarter ended March 31, 2010 as compared to the year ended December 31, 2009. We have not had specific experience with the CSA to estimate a percentage of customers that may exercise the right to annual termination for convenience, however based on our past experience with non-CSA agreements, termination for convenience by our federal government and commercial customers is rarely exercised. There can be no assurance, however, that termination for convenience will not be exercised in the future. As a result of the CSA, we expect the proportion of total backlog that is uncommitted to continue to increase in the future.
          Additionally, a right to terminate for convenience exists in certain of our business contracted with the federal government, and with some commercial customers (non-CSA agreements). In the case of federal government customers, some of the business that is contracted with this group falls under the termination for convenience guidelines as set forth in the Federal Acquisition Regulations (FARs). The FARs allow the federal government at its option to terminate these arrangements. The majority of our business with the federal government is sold through reseller arrangements that do not include termination for convenience provision(s). A minority of our arrangements are sold either direct to the federal government or through resellers under contracts that do include a right of termination for convenience in accordance with the applicable FARs. We treat this backlog as uncommitted. Most of our business with the federal government is under twelve month arrangements and we ensure that the contracting party has approved the funding prior to recording a transaction or commencing revenue recognition for both new and renewal arrangements.
          The backlog not recorded on our balance sheet represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.
          We expect that the amount of backlog may change from year-to-year and quarter-to-quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of noncancelable subscription agreements, the specific timing of customer renewals, fluctuations in foreign currency exchange rates, the timing of revenue recognition, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled backlog revenue attributable to a particular subscription agreement is typically associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled backlog revenue may change from year-to-year and quarter-to-quarter depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are generally not a reliable indicator of future revenues.

Three Months Ended March 31, 2009 and 2010
Revenue

	Three Months Ended March 31,
			Percent
(Amounts in thousands)	2009	2010	Change
Recurring revenue	$26,045	$33,025	27%
Professional services	9,992	9,077	(9)

Total revenue	$36,037	$42,102	17%

          Total revenue for the three months ended March 31, 2010 was $42.1 million, an increase of $6.1 million, or 17%, over total revenue of $36.0 million for the three months ended March 31, 2009. If average currency exchange rates in the quarter ended March 31, 2010 had remained constant with March 31, 2009, revenue as of March 31, 2010 would have increased by approximately $4.8 million, which is $1.3 million less than the actual increase with the majority of the currency rate impact within recurring revenue.
          Recurring revenue comprised of subscriptions, term licenses, hosting and support revenue for the three month period ended March 31, 2010 was $33.0 million, an increase of $7.0 million, or 27%, over recurring revenue of $26.0 million for the three months ended March 31, 2009. If average currency exchange rates in the first quarter of 2010 had remained constant with the first quarter 2009 rates, recurring revenue as of March 31, 2010 would have increased by approximately $6.0 million, which is $1.0 million less than the actual increase. Recurring revenue increased primarily due to expansion sales within our existing customer base and new customer acquisitions, over the comparable period. We believe our latest product, RightNow CX, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and higher average transaction prices per customer. Average recurring revenue within the existing customer base increased as a result of sales capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 765 million in the quarter ended March 31, 2010 as compared to 606 million in the quarter ended March 31, 2009.
          Professional services revenue decreased $915,000, or 9%, in the quarter ended March 31, 2010 over the comparable 2009 quarter. If average currency exchange rates in the first quarter of 2010 had remained constant with the first quarter 2009 rates, professional services revenue as of March 31, 2010 would have decreased $1.2 million, which is a $300,000 greater decline than the actual decrease. The professional services revenue decline was primarily due to the timing of the mix of projects being delivered during the period ended March 31, 2010 as compared to the timing of the mix of projects delivered during the period ended March 31, 2009. Professional services revenue represented 22% and 28% of total revenue in the three months ended March 31, 2010 and 2009, respectively. Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.
          Revenue from EMEA customers increased to 19% of total revenue in the quarter ended March 31, 2010 from 18% of total revenue in the quarter ended March 31, 2009, while revenue from Asia Pacific clients increased to 10% of total revenue in the quarter ended March 31, 2010 compared to 7% of total revenue in the quarter ended March 31, 2009. Total revenue outside North America increased to 29% of revenue in the three months ended March 31, 2010, as compared to 25% for the comparative three month period ended March 31, 2009, due to favorable foreign currency exchange rate impact and sales expansion in these regions.
Cost of Revenue

	Three Months Ended
	March 31,
			Percent
(Amounts in thousands)	2009	2010	Change
Recurring revenue	$4,949	$5,879	19%
Professional services	7,008	7,332	5

Total cost of revenue	11,957	13,211	10%

          Total cost of revenue for the quarter ended March 31, 2010 was $13.2 million, an increase of $1.2 million, or 10%, over total cost of revenue of $12.0 million for the quarter ended March 31, 2009.
          Cost of recurring revenue increased $930,000, or 19%, during the first quarter of 2010 over the first quarter of 2009, primarily due to increased headcount to assist with technical support and delivering our solutions and annual salary merit increases, which increased salaries and related expenses (such as salaries, bonuses, and stock-based compensation) by $310,000 and increased common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses) by $196,000 during the first quarter of 2010. We incurred $326,000 of increased hosting and telecom maintenance to support our government secure cloud. Average employee count in our hosting and technical support operations was 110 during the first quarter of 2010 as compared to 93 during the first quarter of 2009. As a percent of the associated revenue, recurring revenue costs were 18% in the three months ended March 31, 2010 as compared to 19% of associated revenue in the three months ended March 31, 2009. The reduction in the cost of recurring revenue as a percentage of revenue was due to improved leverage in our business model, combined with focused expense management.
          Cost of professional services increased $324,000, or 5%, in the quarter ended March 31, 2010 over the quarter ended March 31, 2009. If average currency exchange rates in the first quarter of 2010 had remained constant with the first quarter 2009 rates, cost of professional services as of March 31, 2010 would have increased $124,000, which is $200,000 less than the actual increase. The expense increase was attributable to an unfavorable foreign currency exchange rate impact of $200,000, increases due to costs of staffing our COEs, annual salary merit increases, and increases in common expense allocation. The increased expense was offset as third-party professional service costs to assist with delivering our solution decreased. Average employee count in our professional service operations was 167 during the first quarter of 2010 compared to 171 during the first quarter of 2009. As a percent of the associated revenue, professional services costs were 81% in the three months ended March 31, 2010, as compared to 70% in the three months ended March 31, 2009. The increase in the professional service costs as a percentage of revenue was primarily due to unfavorable foreign currency exchange rate impact, increased costs due to staffing our COEs during the first quarter of 2010, and annual salary merit increases. Employee training, customer scheduling requirements, and use of third-party resources can cause fluctuation in professional service costs as a percentage of revenue.
Operating Expenses

	Three Months Ended
	March 31,
			Percent
(Amounts in thousands)	2009	2010	Change
Sales and marketing	$14,863	$18,724	26%
Research and development	4,756	5,132	8
General and administrative	3,446	4,299	25

Total operating expenses	$23,065	$28,155	22%

Sales and Marketing Expenses
          Sales and marketing expenses were $18.7 million in the first quarter of 2010, an increase of $3.9 million, or 26%, over sales and marketing expenses of $14.9 million in the first quarter of 2009. If average currency exchange rates in the first quarter of 2010 had remained constant with the first quarter 2009 rates, sales and marketing as of March 31, 2010 would have increased approximately $3.4 million, which is $465,000 less than the actual increase. The increase was due primarily to commission expense growth from revenue growth over the past four quarters including the quarter ended March 31, 2010, which increased net sales incentive expense by approximately $1.2 million. During the first quarter of 2010, we increased headcount, which included Client Success Managers (CSMs) to work with our clients to assist our customers with measuring CX Key Performance Indicators, benchmark clients systems and processes against industry metrics, and leverage RightNow CX best practices. The personnel additions caused average employee count in our sales and marketing organization to increase. Average employee count in our sales and marketing organization increased to 272 during the first quarter of 2010 from 253 during the first quarter of 2009, combined with annual merit increases, increased salaries and related expenses by approximately $1.2 million and increased common expense allocation by approximately $440,000. Unfavorable foreign currency exchange rate impact increased sales and marketing expense $465,000. Travel and travel related expenses increased approximately $340,000 as sales increased in the quarter ended March 31, 2010 over the quarter ended March 31, 2009. RightNow and RightNow CX related marketing efforts increased approximately $240,000, as we have focused on greater brand awareness during 2010.

          Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Net sales incentive expense was $4.1 million and $2.8 million in the quarters ended March 31, 2010 and 2009, respectively. Our deferred commissions were $9.9 million and $9.3 million at December 31, 2009 and March 31, 2010, respectively.

Research and Development Expenses
          Research and development expenses were $5.1 million in the three months ended March 31, 2010, an increase of $300,000, or 8%, over research and development expenses of $4.8 million in the three months ended March 31, 2009, primarily due to growth in headcount to continue to enhance and expand RightNow CX and automate quality assurance. Average employee count in our research and development organization was 174 during the first quarter of 2010 compared to 144 during the first quarter of 2009, which increased salaries and related expenses by $1.1 million and increased common expense allocation by $336,000 during the first quarter of 2010. These costs were offset by capitalized cost of internally developed computer software, which increased $1.0 million over the same period last year.
General and Administrative Expenses
          General and administrative expenses increased $853,000 in the first quarter of 2010 over the first quarter of 2009 primarily due to growth in headcount and annual salary merit increases. Average employees in our general and administrative organization were 94 during the first quarter of 2010 compared to 80 during the first quarter of 2009. As a result of the growth in headcount and annual salary merit increases, salaries and related expenses increased by $600,000 and common expense allocation increased by $250,000. Employee additions in the first quarter of 2010 were primarily for finance and accounting, and information technology personnel.
Stock-Based Compensation Expense
          Total stock-based compensation expense for the three months ended March 31, 2010 was $1.8 million as compared to $1.5 million in the three months ended March 31, 2009. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.
Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
			Percent
(Amounts in thousands)	2009	2010	Change
Interest income	$320	$196	(39)%
Interest expense	(3)	—	n/m
Other income (loss)	84	(13)	n/m

Total interest and other income, net	$401	$183	(54)%

          Interest income decreased 39% in the first quarter of 2010 from the first quarter of 2009 due to declining investment yields. Our investment portfolio consists primarily of investment-grade government securities, corporate debt instruments, and auction-rate securities.
          Other income consists primarily of a gain on our auction-rate securities (“ARS”), which were offset by a loss on a put option settlement right associated with the ARS and losses on transactions denominated in foreign currencies. See Note 7 to our Condensed Consolidated Financial Statements for further discussion on ARS investments and the related put option.
Provision for Income Taxes
          The provision for income taxes of $334,000 in the three months ended March 31, 2010 consists primarily of tax expense resulting from federal taxes, foreign tax withholdings and various state income taxes. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that we do not have significant income taxes payable at March 31, 2010. Our effective tax rate in 2010 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended March 31,
			Percent
(Amounts in thousands)	2009	2010	Change
Cash, cash equivalents and short-term investments	$87,979	$98,407	12%
Long-term investments	4,980	—	(100)
Cash provided by operating activities	4,886	3,510	(28)%
          At March 31, 2010, cash, cash equivalents, and short-term investments totaled $98.4 million. In addition to our cash and short-term investments, other sources of liquidity at March 31, 2010 included a $3.0 million bank line of credit facility, under which there have been no borrowings.
          Operating activities provided $3.5 million of cash during the three months ended March 31, 2010, as compared to providing $4.9 million of cash during the three months ended March 31, 2009. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. The percentage of business signed with periodic billing terms was approximately 60% as of March 31, 2010 as compared to approximately 25% as of March 31, 2009. Deferred revenue is not recorded for subscriptions with periodic billing terms until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.
          The allowance for uncollectible accounts receivable represented approximately 6% of current accounts and term receivables at March 31, 2010 and at December 31, 2009. Accounts receivable written off in the first quarter of 2010 were relatively consistent with the fourth quarter of 2009. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.
          Investing activities used $3.0 million in the three months ended March 31, 2010. First quarter 2010 investing activities consisted of $1.6 million of purchased capital expenditures, $1.0 million of capitalized cost of internally developed computer software to be sold as a service, and net purchases of short-term investments of $342,000. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth.
          Financing activities provided $1.5 million in the three months ended March 31, 2010, which was primarily due to cash generated from exercises of common stock options issued under our employee incentive plan.
          As of March 31, 2010, we held approximately $2.9 million in par value auction rate securities (“ARS”) that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. The ARS are comprised of federally insured student loan bonds.
          During the fourth quarter of 2008, we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities. During the first quarter of 2010 we recorded an unrealized gain of $109,000, which is included in interest and other income. Partially offsetting this gain within interest and other income was a $106,000 unrealized loss related to the change in fair value of the put option we obtained pursuant to the settlement agreement. We elected the fair value option on the put option, and as such, changes in fair value are recorded during each reporting period. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. As a result, the agreement covers $2.9 million par value (fair value $2.7 million) of the ARS held by us as of March 31, 2010.
          We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, possible future acquisitions of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us or at all.
Off-Balance Sheet Arrangements
          As of March 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Obligations and Commitments
          There have been no material changes to our contractual obligations or commitments since March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the British pound, Australian dollar, and Euro, because our contracts are frequently denominated in local currency. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended March 31, 2010 or March 31, 2009. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures.
          When compared to the quarter ended March 31, 2009, our revenue was favorably impacted, and our deferred revenue, cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the quarter ended March 31, 2010 relative to the British pound, Australian dollar, and Euro. The change in average exchange rates between the quarters ended March 31, 2009 and 2010 had a favorable impact to revenue of $1.3 million. Additionally, deferred revenue decreased by approximately $1.0 million when comparing the change in period-end exchange rates between the year ended December 31, 2009 and quarter ended March 31, 2010. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the quarter ended March 31, 2010 had an unfavorable impact of approximately $800,000 when comparing the change in average exchange rates between the quarters ended March 31, 2009 and 2010.
Interest Rate Sensitivity
          Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at March 31, 2010, the fair value of our portfolio would decline by approximately $400,000.
Liquidation and Valuation Risk
          Our short-term investments include approximately $2.9 million in par value auction rate securities (“ARS”) with investment grades of AAA or AA, as of March 31, 2010. Despite the long-term contractual maturities of the ARS, all of these securities are considered trading securities as of March 31, 2010. Since February 2008, uncertainties in the credit markets caused all auctions of our ARS to be unsuccessful. During the fourth quarter of 2008 we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. We expect to sell the ARS under the put option. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified the ARS from available for sale securities to trading securities. During the quarter ended March 31, 2010, we marked to market the investment, which resulted in an increase in fair value for a total unrealized gain of $109,000, included in interest and other income. Partially offsetting this gain within interest and other income was a $106,000 unrealized loss related to the put option we obtained pursuant to the settlement agreement. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option. The agreement covers $2.9 million par value (fair value $2.7 million) of the ARS held by us as of March 31, 2010. Based on our expected operating cash flows, and other sources and uses of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to execute our current business plan. We will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of ARS.

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
          A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
          Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on RightNow, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
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
          International sales comprised 25% and 29% of our revenue for the quarters ended March 31, 2009 and 2010, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:
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
          Margins on sales of our products and services in foreign countries, and on sales of products and services that include costs from foreign based employees or foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. When compared to the quarter ended March 31, 2009, the U.S. dollar fluctuated significantly compared to the British pound, Australian dollar, and Euro in the quarter ended March 31, 2010. The change in average exchange rates between the quarters ended March 31, 2009 and 2010 had a favorable impact to revenue of $1.3 million. Conversely, deferred revenue decreased by approximately $1.0 million when comparing the change in period-end exchange rates between the year ended December 31, 2009 and the quarter ended March 31, 2010. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the quarter ended March 31, 2010 were unfavorably impacted, by $800,000 when comparing the change in average exchange rates between the quarters ended March 31, 2009 and 2010. The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in EMEA, and Asia-Pacific and non-U.S. dollar denominated operating expenses incurred in these respective regions. These foreign currency exposures may make it difficult to compare our financial statements for the current period with financial statements from earlier periods.
We may not be able to sustain or increase profitability in the future.
          We had an accumulated deficit of $57.8 million as of March 31, 2010. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past. Even though we were profitable during the three months ended March 31, 2010, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.
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
          We face competition from:
•	Companies currently providing customer service solutions, some of whom offer hosted services, including ATG, BMC Software Corporation, Inc., eGain Communications Corporation, Inquira Software, Inc., Kana Software, Inc., Liveperson, Microsoft Corporation, Netsuite, nGenera, Oracle Corporation, Parature, SAP AG, and salesforce.com;

•	CRM systems that are developed and maintained internally by businesses;

•	CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•	Outsourced contact center providers that bundle solutions and agent labor in their service offerings;

•	New companies entering the CRM software market, the on demand applications market and the on demand CRM market, or expanding from any one of these markets to the others

•	Voice system integrators and voice-enabled IVR technology providers, such as Microsoft, TuVox, and Voxify; and

•	Social CRM providers, such as Lithium and other niche social CRM providers.
          Some of our current and potential competitors have longer operating histories and larger presence, greater name recognition, access to larger customer bases and substantially greater financial, technical, sales and marketing, management, service, support and other resources than we have. As a result, such competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements or devote greater resources to the promotion and sale of their products and services than we can. To the extent our competitors have an existing relationship with a potential client, that client may be unwilling to switch vendors due to the time and financial commitments already made with our competitors.

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
          As of March 31, 2010, over 95% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, New Jersey and London, England. Some of our Canadian customers are hosted on equipment that is owned and operated by a Canadian partner. In addition, our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.
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
The market for our on demand application services is not at the same stage of development as traditional on premise enterprise software, and if it does not develop or develops more slowly than we expect, our business will be harmed.
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
          We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and government agency securities, which are of investment grade quality. Prior to March 3, 2008, our investment policy allowed us to invest cash in auction-rate securities (“ARS”). At March 31, 2010, we held approximately $2.9 million par value ARS that are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the fourth quarter of 2008, we executed a settlement agreement with our broker to redeem the ARS held by us at par commencing June 2010 through July 2012. By accepting the terms of the settlement, we (1) received the non-transferable right (“put option”) to sell our ARS at par value to the broker commencing June 2010 through July 2012, and (2) gave the broker the right to purchase the ARS from us at any time after the executed settlement agreement date as long as we receive par value. However, if we do not exercise the put option during or before July 2012, it will expire and the broker will have no further rights or obligation to buy the ARS. Redemption of these investments may be subject to brokerage house default. As a result of this settlement, we reclassified ARS from available for sale securities to trading securities. During the three months ended March 31, 2010, we marked to market the investment in accordance with FASB ASC Topic 320, which resulted in an increase in fair value for a total unrealized gain of $109,000 included in interest and other income. Partially, offsetting this gain within interest and other income was a $106,000 unrealized loss during the three months ended March 31, 2010 related to the put option we obtained pursuant to the settlement agreement. Our inability to dispose of our ARS prior to June 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if the broker is unable to meet its obligations under the settlement agreement as the broker’s obligations under the put option are not secured by its assets and do not require the broker to obtain any financing to support its performance obligations under the put option.
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
          At March 31, 2010, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 31% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.
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
(c) Purchases of Equity Securities.
          None.

Item 3.	Defaults Upon Senior Securities.
          None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
          None.

Item 6.	Exhibits

Exhibits
The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant. (2)

Exhibit 10.1	2004 Equity Incentive Plan, as amended and restated. (3)

Exhibit 10.2	Renewed lease agreement, dated February 16, 2010, between the registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana. (4)

Exhibit 10.3	Renewed lease agreement, dated February 16, 2010, between the registrant and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana. (5)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

(3)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K (File No. 000-31321) filed with the Securities and Exchange Commission on March 9, 2010.

(4)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K (File No. 000-31321) filed with the Securities and Exchange Commission on March 9, 2010.

(5)	Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (File No. 000-31321) filed with the Securities and Exchange Commission on March 9, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 7, 2010

RightNow Technologies, Inc. (Registrant)
By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Vice President and, Treasurer (Principal Financial and Accounting Officer)