Form 10-Q
period 2010-06-30
RIGHTNOW TECHNOLOGIES INC
filed 2010-08-06
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 31, 2010 was 32,037,213.

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RightNow Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	December 31,	June 30,
	2009	2010
Assets
Cash and cash equivalents	$41,546	$61,212
Short-term investments	54,977	38,228
Accounts receivable	31,850	33,020
Term receivables, current	2,417	1,271
Allowance for doubtful accounts	(1,914)	(1,697)

Receivables, net	32,353	32,594
Deferred commissions	6,394	5,226
Prepaid and other current assets	2,434	3,952

Total current assets	137,704	141,212

Property and equipment, net	10,122	10,850
Term receivables, non-current	1,105	537
Intangible assets, net	11,141	12,561
Deferred commissions, non-current	3,461	3,442
Other	902	1,267

Total Assets	$164,435	$169,869

Liabilities and Stockholders’ Equity
Accounts payable	$5,427	$8,503
Commissions and bonuses payable	6,271	4,597
Other accrued liabilities	11,146	13,510
Current portion of long-term debt	22	—
Current portion of deferred revenue	88,603	86,933

Total current liabilities	111,469	113,543

Deferred revenue, net of current portion	12,724	7,894
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	112,439	118,652
Treasury stock	(15,007)	(15,007)
Accumulated other comprehensive income	1,125	1,113
Accumulated deficit	(58,349)	(56,360)

Total stockholders’ equity	40,242	48,432

Total Liabilities and Stockholders’ Equity	$164,435	$169,869

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue:
Recurring revenue	$27,424	$34,730	$53,469	$67,755
Professional services	8,916	8,724	18,908	17,801

Total revenue	36,340	43,454	72,377	85,556

Cost of revenue:
Recurring revenue	4,954	5,952	9,903	11,831
Professional services	6,346	7,378	13,354	14,710

Total cost of revenue	11,300	13,330	23,257	26,541

Gross profit	25,040	30,124	49,120	59,015

Operating expenses:
Sales and marketing	16,008	18,777	30,871	37,501
Research and development	5,051	4,797	9,807	9,929
General and administrative	4,207	4,324	7,653	8,623

Total operating expenses	25,266	27,898	48,331	56,053

Income (loss) from operations	(226)	2,226	789	2,962
Interest and other income, net	351	19	752	202

Income before income taxes	125	2,245	1,541	3,164
Provision for income taxes	(89)	(841)	(242)	(1,175)

Net income	$36	$1,404	$1,299	$1,989

Net income per share:
Basic	$0.00	$0.04	$0.04	$0.06
Diluted	$0.00	$0.04	$0.04	$0.06

Shares used in the computation:
Basic	31,677	32,000	31,730	31,965
Diluted	32,160	33,427	32,207	33,430
See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2009	2010
Operating activities:
Net income	$1,299	$1,989
Non-cash adjustments:
Depreciation and amortization	3,613	3,937
Provisions for uncollectible accounts receivable	87	81
Stock-based compensation	4,252	3,516
Changes in operating accounts:
Receivables	8,398	(461)
Prepaid expenses and other current assets	(107)	(1,868)
Deferred commissions	(77)	989
Accounts payable	830	3,144
Commissions and bonuses payable	(810)	(1,573)
Other accrued liabilities	446	2,564
Deferred revenue	(11,467)	(4,774)
Other	503	(19)

Cash provided by operating activities	6,967	7,525

Investing activities:
Net change in investments	(8,310)	16,765
Acquisition of property and equipment	(2,530)	(3,836)
Intangible asset additions	—	(2,339)
Other	5	—

Cash provided (used) in investing activities	(10,835)	10,590

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	229	1,568
Excess tax benefits of stock options exercised	137	1,130
Common stock repurchased	(1,798)	—
Payments on long-term debt	(23)	(22)

Cash provided (used) by financing activities	(1,455)	2,676

Effect of foreign exchange rates on cash and cash equivalents	905	(1,125)

Increase (decrease) in cash and cash equivalents	(4,418)	19,666

Cash and cash equivalents at beginning of period	51,405	41,546

Cash and cash equivalents at end of period	$46,987	$61,212

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
          The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at June, 30, 2010, results of operations for the three and six month periods ended June 30, 2009 and 2010 and cash flows for the six month periods ended June 30, 2009 and 2010. This includes all adjustments, including the deferred revenue reclassification described below, necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year.
          Deferred revenue is not recorded for subscriptions with monthly, quarterly, or annual billing terms until the invoices are issued. During the current quarter, the Company identified certain uninvoiced accounts receivable that had not been aged in relation to deferred revenue, which resulted in a misclassification between the current and non-current portion of deferred revenue. As a result, the Company reclassified $14 million of non-current deferred revenue to current deferred revenue in the accompanying December 31, 2009 consolidated balance sheet. The reclassification had no impact on total deferred revenue, revenue, net income or net cash provided by operating activities during the period ended December 31, 2009.
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
          The Company’s customers are worldwide with approximately 71% of total revenue in North America, 19% EMEA and 10% in Asia Pacific on a trailing twelve month basis.
     No individual customer accounted for more than 10% of the Company’s revenue in 2009 or the three and six months ended June 30, 2010. No individual customer accounted for more than 10% of the Company’s accounts and term receivables at December 31, 2009 and June 30, 2010.
     As of December 31, 2009 and June 30, 2010, assets located outside North America were 18% and 23% of total assets, respectively. The income (loss) from operations outside of North America totaled $(635,000) and $677,367 for the six months ended June 30, 2009 and 2010, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
North America	$26,386	$30,477	$53,383	$60,417
EMEA	6,832	8,231	13,272	16,374
Asia Pacific	3,122	4,746	5,722	8,765

	$36,340	$43,454	$72,377	$85,556

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
          Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. In the first quarter of 2010, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13"). ASU 2009-13, which amended FASB Topic 605-25, “Multiple-Element Arrangements,” requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables. It changes the level of evidence of fair value of an element to allow estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available and requires that revenue be allocated among the elements on a relative fair value basis. The adoption of ASU 2009-13 did not have a material impact on the timing or amount of revenue recognized as the Company had established fair value for all elements in the vast majority of its historical subscription arrangements.
          The Company bases the fair value of subscriptions on stand-alone sales of subscription agreements, which are evidenced by subscription renewals and stand-alone sales of professional services. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized over the contractual period and professional services are recognized as incurred provided that the above criteria have been met.
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
(4) Sales Incentives
          Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $3.4 million and $4.2 million for the three months ended June 30, 2009 and 2010, respectively. Sales incentive expense was $6.2 million and $8.3 million for the six months ended June 30, 2009 and 2010, respectively. Deferred commissions at December 31, 2009 and June 30, 2010 were $9.9 million and $8.7 million, respectively.
(5) Internal Use Software
          Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. The Company capitalizes these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. The capitalized costs are being amortized and recognized as a cost of software, hosting and support revenue, on a straight-line basis, over the estimated useful lives of the related applications which is approximately three years. Capitalized cost of internally developed computer software to be sold as a service was approximately $550,000 and approximately $2.9 million as of December 31, 2009 and June 30, 2010, respectively. The capitalized costs are included in intangible assets, net on the Company’s Consolidated Balance Sheets.
(6) Net Income Per Share
          A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Weighted average common shares outstanding for basic net income per share	31,677	32,000	31,730	31,965
Effect of dilutive securities:
Employee stock awards	483	1,427	477	1,465

Weighted average shares outstanding for dilutive net income per share	32,160	33,427	32,207	33,430

     The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Employee stock options	5,498	5,148	5,504	5,110
(7) Comprehensive Income (Loss)
          Comprehensive income (loss) for the comparative periods was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Net income	$36	$1,404	$1,299	$1,989
Other comprehensive income (loss):
Unrealized gain on short-term investments	323	42	194	16
Foreign currency translation adjustments	(938)	(213)	(850)	(28)

Comprehensive income (loss)	$(579)	$1,233	$643	$1,977

(8) Fair Value
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
The following table represents fair value hierarchy for the Company’s financial assets (cash equivalents and investments) which are measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$33,279	$—	$—	$33,279
Money Market funds	28,930	—	—	28,930
Corporate notes and bonds	—	3,974	—	3,974
U.S. Government agency securities	—	32,309	—	32,309
State and Municipal securities	—	948	—	948

	$62,209	$37,231	$—	$99,440

          During the second quarter of 2010, the Company’s remaining $2.85 million of auction rate securities (“ARS”) were redeemed by the issuers in addition to $950,000 redeemed during the first quarter of 2010. The redemption during the second quarter was at par. The following table illustrates the activity of “level 3” assets from December 31, 2009 to June 30, 2010 and comparative activity of “level 3” assets from December 31, 2008 to June 30, 2009 (in thousands):

Fair value at December 31, 2009	$3,797
Unrealized gain adjustment—ARS	109
Unrealized loss adjustment—put option	(106)
Redemptions	(3,800)

Fair value at June 30, 2010	$—

Fair value at December 31, 2008	$4,963
Unrealized gain adjustment—ARS	371
Unrealized loss adjustment—put option	(344)
Redemptions	(198)

Fair value at June 30, 2009	$4,792

(9) Stock-Based Compensation
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
          The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Stock-based compensation expense:	2009	2010	2009	2010
Cost of recurring revenue	$142	$117	$238	$230
Cost of professional services	209	122	342	236
Sales and marketing expenses	952	726	1,574	1,477
Research and development expenses	377	240	639	497
General and administrative expenses	1,056	556	1,459	1,076

Stock-based compensation expense	$2,736	$1,761	$4,252	$3,516

          No stock-based compensation expense was capitalized during the six months ended June 30, 2009 and an insignificant amount was capitalized during the six months ended June 30, 2010.
          Unrecognized compensation expense of outstanding stock options at June 30, 2010 was approximately $16.3 million, which is expected to be recognized over a weighted average period of 2.6 years.
          Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Fair value per share	$4.49	$7.21	$4.47	$7.82
Risk free rate	1.85%	1.7%	1.7%	1.9%
Expected term	3.8 yrs	4.2 yrs	4.3 yrs	4.5 yrs
Volatility	67%	64%	67%	65%
Dividend yield	0%	0%	0%	0%
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
          Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of not paying dividends.
          Activity under the Company’s stock option plans for the six months ended June 30, 2010 was as follows (option shares in thousands):

			Weighted		Weighted
			average	Aggregate	average
	Shares		exercise	intrinsic	remaining
	available	Outstanding	price per	value (in	contractual
	for grant	options	share	thousands)	life (in years)
Balance at December 31, 2009	2,774	5,947	$10.96		7.2
Annual reserve addition (1)	1,000	—	—
Granted	(1,147)	1,129	14.87
Exercised	—	(140)	10.32
Forfeited, expired, exchanged or canceled (2)	110	(108)	12.90

Balance at June 30, 2010	2,737	6,828	$11.59	$29,827	7.2

Vested or expected to vest at June 30, 2010		6,575	$11.56	$28,960	7.2

Exercisable at June 30, 2010		3,577	$11.37	$17,002	5.8

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by shareholders through December 31, 2014.

(2)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.

     The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2010 was $467,000 and $861,000, respectively.
(10) Commitments and Contingencies
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
(11) Income Taxes
          The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and other taxable items. The provision for income taxes of $841,000, and $1.2 million in the three and six months ended June 30, 2010, respectively, consists primarily of U.S. federal taxes, foreign tax withholdings and various state income taxes. The Company’s effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that the Company does not have significant income taxes payable at June 30, 2010. As of December 31, 2009 and June 30, 2010, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Consolidated Statements of Operations. The amount of interest and penalties for the three and six months ended June 30, 2010 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.
(12) Subsequent Events
          On July 28, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to $10 million of RightNow’s common stock may be repurchased. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission. The repurchase program became effective on August 2, 2010 and will expire in two years. Any shares repurchased will be held in treasury. RightNow expects to fund such repurchases through its cash and short-term investments, which as of June 30, 2010 were $99.4 million. The Company cannot assure any repurchases will be made under this program. If any repurchases are made, the Company cannot assure as to the amount or frequency of repurchases RightNow may make under this program.
          As of June 30, 2010, the Company had not repurchased any common stock under this program because it was not effective as of such date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its subsidiaries.
Cautionary Statement
          All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our accounting estimates, and our assumptions and judgments. These forward looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, general economic conditions; fluctuations in foreign currency exchange rates; our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets; the success of our efforts to integrate HiveLive’s personnel and processes, following our acquisition of that entity; the risk of asset impairment associated with the acquisition of HiveLive; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in backlog; the risk that our investments in partner relationships and additional employees will not achieve expected results; interruptions or delays in our hosting operations; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; any unanticipated ambiguities in fair value accounting standards; the amount and timing of any stock repurchases under our stock repurchase program; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the impact of potential future acquisitions, if any; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Overview
          RightNow Technologies (“we,” “us,” “our,” the “Company” or “RightNow”) provides RightNow CX, an on-demand (“cloud-based”) suite of customer experience software and services that helps consumer-centric organizations improve customer experiences, reduce costs and increase revenue. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. We help organizations deliver exceptional customer experiences across the web, social networks and contact centers. Our technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email, web, chat and social interactions. Additionally, through our cloud-based delivery approach, we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and assisting our customers to maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help them achieve their strategic objectives and better meet the needs of those they serve.
          We released our initial version of RightNow Service ™ in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing ™, RightNow Sales ™, RightNow Feedback ™, RightNow Cloud Monitor™ and RightNow Social™, which automate aspects of marketing campaigns, sales operations, customer monitoring, and customer conversations within the cloud. These solutions have culminated in RightNow CX, a fully integrated customer experience platform, which includes and integrates web, social and contact center experiences. We believe RightNow CX helps consumer-centric organizations deliver customer experiences that build loyalty, drive revenue, reduce costs and increase efficiency. We have a release cycle which allows us to deliver new product capabilities to customers every three months. During the second quarter of 2010, we released RightNow CX May 2010, which expanded our reach with the mobile extension of the web channels, including chat and guided assistance for consumers.
          Our products served more than 800 million customer interactions, or unique sessions hosted by our solutions, during the three months ended June 30, 2010. We sell our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.
Sources of Revenue
          Our revenue is derived from fees for software, hosting and support, and fees for professional services. “Recurring revenue,” referred to in this report, includes software, hosting and support revenue from subscription agreements and term licenses.
          Recurring revenue includes fees earned under subscriptions and software license arrangements. Subscription arrangements are for a fixed term and include a bundled fee to access the software and data through our hosting services and support services. Subscription revenue is recorded ratably over the length of the agreement. Through our hosting services, we provide remote management and maintenance of our software and customers’ data which is physically located in third party facilities. Customers’ access hosted software and data through a secure Internet connection. Support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis.
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
          Professional services revenue comprises revenue from consulting, education, development services, and reimbursement of related travel costs. Consulting and education services include implementation and best practices consulting. Development services include customizations and integrations for a client’s specific business application.

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
          Research and Development Expenses. Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. In 2009 we began to capitalize costs of internally developed computer software to be sold as a service, which were incurred during the application development stage. We capitalized approximately $550,000 and $2.9 million of cost of internally developed computer software as of December 31, 2009, and June 30, 2010, respectively. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings. We also expect that the capitalized cost of internally developed computer software will increase as we continue to sell and deliver our solution as a service.
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
          In the first quarter of 2010, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”). ASU 2009-13, which amended FASB Topic 605-25, “Multiple-Element Arrangements,” changes the level of evidence of fair value of an element to allow estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available and requires that revenue be allocated among the elements on a relative fair value basis. The adoption of ASU 2009-13 did not have a material impact on the timing or amount of revenue recognized as we had established fair value for all elements in the vast majority of our historical subscription arrangements.
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
Results of Operations
          The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue:
Recurring revenue	75%	80%	74%	79%
Professional services	25	20	26	21

Total revenue	100	100	100	100

Cost of revenue:
Recurring revenue	14	14	14	14
Professional services	17	17	18	17

Total cost of revenue	31	31	32	31

Gross profit	69	69	68	69
Operating expenses:
Sales and marketing	44	43	43	44
Research and development	14	11	14	12
General and administrative	12	10	11	10

Total operating expenses	70	64	67	66

Income (loss) from operations	(1)	5	1	3
Interest and other income, net	1	—	1	—

Income before income taxes	0	5	2	3
Provision for income taxes	—	2	—	1

Net income	0%	3%	2%	2%

          The following table sets forth our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	75%	80%	74%	79%
Professional services	25	20	26	21
Revenue by geography in:
North America	72%	70%	74%	71%
EMEA	19	19	18	19
Asia Pacific	9	11	8	10

Quarter Overview
          Total revenue for the second quarter of 2010 increased 20% over the second quarter of 2009, driven by an increase in recurring revenue during the second quarter of 2010. Recurring revenue increased 27% compared to the second quarter of 2009, due to expansion within the current customer base and new customer acquisitions. Professional services revenue during the second quarter of 2010 decreased 2%, due to the mix of projects being delivered and several projects with lower rates per hour delivered during the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.
          During the second quarter of 2010, we continued to invest in our operations by adding sales and marketing personnel to increase sales, increasing headcount to assist with technical support and delivering our solutions, and by adding personnel providing hosting support and telecom maintenance to support our government secure cloud. We invested in our research and development group to continue to enhance and expand RightNow CX, however research and development expense increases were offset primarily due to capitalized cost of internally developed computer software. These factors increased total expenses in absolute dollars, but total expenses were reduced as a percentage of revenue during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 due to the accelerated growth in recurring revenue. Consequently, our operating income (loss) as a percentage of revenue improved to 5% during the quarter ended June 30, 2010 compared to (1) % during the quarter ended June 30, 2009.
          For the quarter ended June 30, 2010, we generated $4.0 million of cash from operations compared to $2.1 million of cash from operations in the quarter ended June 30, 2009. Our cash and investment balances increased to $99.4 million at June 30, 2010 from $96.5 million at December 31, 2009, partially due to $7.5 million of cash generated from operations year to date and $2.7 million of proceeds from stock option exercises and excess tax benefits of stock options exercised, offset by the use of $3.8 million for capital asset additions and $2.4 million for intangible asset additions through the six months ended June 30, 2010.
          During the quarter ended June 30, 2010, foreign currency fluctuations did not have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the quarter ended June 30, 2009 to the average exchange rates during the quarter ended June 30, 2010. However, during the six months ended June 30, 2010, foreign currency rate fluctuations did have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the six months ended June 30, 2009 to the average exchange rates during the six months ending June 30, 2010.
          When compared to the six months ended June 30, 2009, our revenue was favorably impacted, and our deferred revenue, cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the six months ended June 30, 2010 relative to the British pound, Australian dollar, and Euro. Therefore, we discuss constant currency information for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the six months ended June 30, 2010 increased by $13.2 million, or 18%, over total revenue reported in the same period of 2009. If average currency exchange rates in the six months ended June 30, 2010 had remained constant with the six months ended June 30, 2009, revenue as of the six months ended June 30, 2010 would have increased by approximately $11.8 million, which is $1.4 million less than the actual increase. In other words, the change in exchange rates between the six months ended June 30, 2009 and 2010 had a favorable impact on revenue of approximately $1.4 million, or 2%. The revenue most significantly exposed to currency exchange fluctuations is within recurring revenue.
          Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2009 and quarter ended June 30, 2010 had an unfavorable impact on deferred revenue of $1.8 million.
          Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total cost of revenue and operating expenses in the six months ended June 30, 2010 increased by $11.0 million, or 15%, over total cost of revenue and operating expenses in the six months ended June 30, 2009. If currency exchange rates in the six months ended June 30, 2010 had remained constant with the same period of 2009, these total expenses in the six months ended June 30, 2010 would have increased by approximately $10.2 million, which is $800,000 less than the actual increase. In other words, the change in average exchange rates between the six months ended June 30, 2009 and the six months ended June 30, 2010 reduced these total expenses by approximately $800,000, or 1%. The expenses most significantly exposed to currency exchange fluctuations are within sales and marketing and professional services cost of revenue.
          As of June 30, 2010, we had an accumulated deficit of $56.4 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Backlog
          Total backlog is as follows (in thousands):

	December 31	June 30,
	2009	2010
Current committed backlog	$117,600	$114,500
Non-current committed backlog	57,020	39,700

Total firm committed backlog	174,620	154,200
Current backlog subject to termination for convenience	3,400	6,550
Non-current backlog subject to termination for convenience	1,980	51,250

Total backlog	$180,000	$212,000

          Total backlog, which represents total invoiced and uninvoiced deferred revenue, was approximately $180 million and approximately $212 million as of December 31, 2009 and June 30, 2010, respectively. Current total backlog, which is the portion of backlog expected to be recognized as revenue within the next twelve months, was approximately $121 million as of December 31, 2009 and June 30, 2010.
          In January 2010, we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. As expected, due to the introduction of the CSA, our uncommitted backlog increased during the quarter ended June 30, 2010 as compared to the year ended December 31, 2009. We have not had specific experience with the CSA to estimate a percentage of customers that may exercise the right to annual termination for convenience, however based on our past experience with non-CSA agreements, termination for convenience by our federal government and commercial customers is rarely exercised. There can be no assurance, however, that termination for convenience will not be exercised in the future. As a result of the CSA, we expect the proportion of total backlog that is uncommitted to continue to increase in the future.
          Additionally, a right to terminate for convenience exists in certain of our business contracted with the federal government, and with some commercial customers (non-CSA agreements). In the case of federal government customers, some of the business that is contracted with this group falls under the termination for convenience guidelines as set forth in the Federal Acquisition Regulations (FARs). The FARs allow the federal government at its option to terminate these arrangements. The majority of our business with the federal government is sold through reseller arrangements that do not include termination for convenience provision(s). A minority of our arrangements are sold either directly to the federal government or through resellers under contracts that do include a right of termination for convenience in accordance with the applicable FARs. We treat this backlog as uncommitted.
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
Three and Six Months Ended June 30, 2010 and 2009
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Recurring revenue:	$27,424	$34,730	27%	$53,469	$67,755	27%
Professional services	8,916	8,724	(2)	18,908	17,801	(6)

Total revenue	$36,340	$43,454	20%	$72,377	$85,556	18%

          Total revenue for the three months ended June 30, 2010 was $43.5 million, an increase of $7.2 million, or 20%, over total revenue of $36.3 million for the three months ended June 30, 2009. Total revenue for the six months ended June 30, 2010 was $85.6 million, an increase of $13.2 million, or 18%, over total revenue of $72.4 million for the six months ended June 30, 2009. If average currency exchange rates in the six months ended June 30, 2010 had remained constant with the average currency exchange rates in the six months ended June 30, 2009, revenue during the first six months of 2010 would have increased by approximately $11.8 million, which is $1.4 million less than the actual increase, with the majority of the currency rate impact within recurring revenue.
          Recurring revenue comprised of subscriptions, term licenses, hosting and support revenue for the three months ended June 30, 2010 increased 27% over recurring revenue of $27.4 million for the three months ended June 30, 2009. Recurring revenue increased primarily due to expansion sales within our existing customer base and new customer acquisitions. We believe our latest product, RightNow CX, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and generally higher average transaction prices per customer. Average recurring revenue within the existing customer base increased as a result of sales capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 800 million in the quarter ended June 30, 2010 as compared to 586 million in the quarter ended June 30, 2009.
          For the six months ended June 30, 2010, recurring revenue increased $14.3 million, or 27%, over recurring revenue of $53.5 million for the six months ended June 30, 2009. If average currency exchange rates in the six months ended June 30, 2010 had remained constant with the average currency exchange rates in the six months ended June 30, 2009, recurring revenue during the six months in 2010 would have increased by $13.3 million, which is $1.0 million less than the actual increase. Recurring revenue increased due to expansion sales within our existing customer base and new customer acquisitions over the comparable period.
          Professional services revenue decreased $192,000, or (2)%, in the quarter ended June 30, 2010 over the comparable 2009 quarter. The professional services revenue decline was primarily due to the mix of projects being delivered and several projects with lower rates per hour delivered during the period ended June 30, 2010 as compared to the period ended June 30, 2009. Professional services revenue represented 20% and 25% of total revenue in the three months ended June 30, 2010 and 2009, respectively.
          Professional services revenue for the six months ended June 30, 2010 decreased $1.1 million, or (6)%, over the six months ended June 30, 2009. If average currency exchange rates in the six months ended June 30, 2010 had remained constant with the average currency exchange rates in the six months ended June 30, 2009, professional services revenue during the six months in 2010 would have decreased by approximately $1.5 million, which is a $400,000 greater decline than the actual decrease. The professional services revenue decline was primarily due to the timing of the mix of projects being delivered and several projects with lower rates per hour delivered during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
          Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.
          Revenue from EMEA customers remained constant at 19% of total revenue in the quarters ended June 30, 2010 and June 30, 2009, while revenue from Asia Pacific clients increased to 11% of total revenue in the quarter ended June 30, 2010 compared to 9% of total revenue in the quarter ended June 30, 2009. Total revenue outside North America increased to represent 30% of revenue from 28% for the comparative three month periods ended June 30, 2010 and 2009, due primarily to sales expansion in the Asia Pacific region during the three month period. Total revenue outside North America increased to represent 29% of revenue from 26% for the comparative six month periods ended June 30, 2010 and 2009, due to favorable foreign currency exchange rate impact and sales expansion in these regions during the six month period.
Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Recurring revenue	$4,954	$5,952	20%	$9,903	$11,831	19%
Professional services	6,346	7,378	16	13,354	14,710	10

Total cost of revenue	$11,300	$13,330	18%	$23,257	$26,541	14%

          Total cost of revenue for the quarter ended June 30, 2010 was $13.3 million, an increase of $2.0 million, or 18%, over total cost of revenue of $11.3 million for the quarter ended June 30, 2009. Total cost of revenue for the six months ended June 30, 2010 was $26.5 million, an increase of $3.2 million, or 14%, over total cost of revenue of $23.3 million for the six months ended June 30, 2009.
          Cost of recurring revenue increased $998,000, or 20%, in the second quarter of 2010 over the second quarter of 2009, primarily due to increased hosting and telecom maintenance to support our government secure cloud, which increased $428,000 during the second quarter of 2010. We increased headcount to assist with technical support and delivering our solutions and annual salary merit increases, which increased salaries and related expenses (such as salaries, bonuses, and stock-based compensation) by $202,000. We incurred $126,000 of third-party contractor expenses to assist our upgrade team, and intangible asset amortization of $119,000 associated with the HiveLive acquisition and capitalized cost of internally developed computer software. Average employee count in our hosting and technical support operations was 111 during the second quarter of 2010 as compared to 97 during the second quarter of 2009. As a percent of the associated revenue, recurring revenue costs were 17% in the three months ended June 30, 2010 as compared to 18% of associated revenue in the three months ended June 30, 2009. The reduction in the cost of recurring revenue as a percentage of associated revenue was due to improved leverage in our business model.
          For the six months ended June 30, 2010, cost of recurring revenue increased $1.9 million, or 19%, from the comparable 2009 period due to increased hosting and telecom maintenance, headcount and amortization expense. As a percent of the associated revenue, recurring revenue costs were 17% in the six months ended June 30, 2010 as compared to 19% of associated revenue in the six months ended June 30, 2009. The reduction in the cost of recurring revenue as a percentage of associated revenue was due to improved leverage in our business model.
          Cost of professional services increased $1.0 million, or 16%, in the quarter ended June 30, 2010 over the quarter ended June 30, 2009. The increased expense was due to increased headcount to assist with professional service implementations, annual salary merit increases, and increases in common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), which increased expenses $355,000. Additionally, expenses increased $288,000 as we utilized third-party professional services to assist with delivering our solution, and travel related expenses increased $156,000 to assist with delivering our solutions. Average employee count in our professional services organization increased to 175 during the second quarter of 2010 from 164 during the second quarter of 2009. As a percent of the associated revenue, professional services costs increased to 85% and 83% in the three and six months ended June 30, 2010, respectively, from 71% in the three and six months ended June 30, 2009, respectively. The increase in the professional service costs as a percentage of associated revenue was primarily due to increased costs due to increased headcount during the second quarter of 2010, annual salary merit increases, third-party professional service costs, and increased travel and travel related expenses. Employee training, customer scheduling requirements, and use of third-party resources can cause fluctuation in professional service costs as a percentage of associated revenue.
          For the six months ended June 30, 2010, cost of professional services increased $1.4 million, or 10%, from the comparable 2009 period, of which $257,000 was attributable to unfavorable foreign currency exchange rate impact. If average currency exchange rates in the six months ended June 30, 2010 had remained constant with the six months ended June 30, 2009, cost of professional services in the six months ended June 30, 2010 would have increased $1.1 million, which is $257,000 less than the actual increase. In other words, the change in average exchange rates between the year ended June 30, 2009 and the year ended June 30, 2010 increased these total expenses by approximately $257,000, or 2%. The increase in the professional service costs from the comparable 2009 period, was primarily due to unfavorable foreign currency exchange rate impact, increased staffing costs, and annual salary merit increases.
Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Sales and marketing	$16,008	$18,777	17%	$30,871	$37,501	21%
Research and development	5,051	4,797	(5)	9,807	9,929	1
General and administrative	4,207	4,324	3	7,653	8,623	13

Total operating expenses	$25,266	$27,898	10%	$48,331	$56,063	16%

Sales and Marketing Expenses
          Sales and marketing expenses were $18.8 million in the second quarter of 2010, an increase of $2.8 million, or 17%, over sales and marketing expenses of $16.0 million in the second quarter of 2009. The increase was due to growth in headcount and annual salary merit increases, which increased salaries and related expenses by $763,000. The increase in headcount also increased common expense allocation by $108,000 during the second quarter of 2010. Additionally, the increase was due to commission expense growth from associated revenue growth over the past five quarters including the quarter ended June 30, 2010, which increased net sales incentive expense by approximately $789,000. Average employee count in our sales and marketing organization increased to 289 during the second quarter of 2010 from 255 during the second quarter of 2009. RightNow and RightNow CX related marketing efforts, including the RightNow Mobile CX launch, increased expenses approximately $611,000, as we have focused on building greater brand awareness during 2010. Travel and travel related expenses increased approximately $449,000 as sales increased in the quarter ended June 30, 2010 over the quarter ended June 30, 2009.
          Sales and marketing expenses were $37.5 million for the six months ended June 30, 2010, an increase of $6.6 million, or 21%, over sales and marketing expense of $30.9 million for the six months ended June 30, 2009. Unfavorable foreign currency exchange rate impact increased sales and marketing expense $475,000. If average currency exchange rates in the six months ended June 30, 2010 had remained constant with the average currency exchange rates in the six months ended June 30, 2009, sales and marketing expenses during the six months in 2010 would have increased by approximately $6.1 million, or 20%. The sales and marketing expense increase was primarily due to increased headcount and growth in commission expense during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
          Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Net sales incentive expense was $3.4 million and $4.2 million for the three months ended June 30, 2009 and 2010, respectively. Net sales incentive expense was $6.2 million and $8.3 million for the six months ended June 30, 2009 and 2010, respectively. Our deferred commissions were $9.9 million and $8.7 million at December 31, 2009 and June 30, 2010, respectively.
Research and Development Expenses
          Research and development expenses were $4.8 million in the three months ended June 30, 2010, a decrease of $254,000, or 5%, over research and development expenses of $5.1 million in the three months ended June 30, 2009, primarily due to capitalized cost of internally developed computer software, which increased $1.3 million over the same period last year. These capitalized costs were offset by growth in headcount to continue to enhance and expand RightNow CX, which increased salaries and related expenses by $788,000 and increased common expense allocation by $359,000 during the second quarter of 2010. Average employee count in our research and development organization was 174 during the second quarter of 2010 compared to 148 during the second quarter of 2009. Research and development expenses for the six months ended June 30, 2010 increased $122,000, or 1%, over the comparable 2009 period primarily due to growth in headcount and expenditures pertaining to enhance and expand RightNow CX. These costs were offset by capitalized cost of internally developed computer software, which increased $2.3 million over the same period last year.
General and Administrative Expenses
          General and administrative expenses were $4.3 million in the second quarter of 2010, an increase of $117,000, or 3%, over general and administrative expenses of $4.2 million in the second quarter of 2009. The increase was primarily due to growth in headcount and annual salary merit increases. Average employees in our general and administrative organization were 96 during the second quarter of 2010 compared to 84 during the second quarter of 2009. General and administrative expenses for the six months ended June 30, 2010 were $8.6 million, or 13% over the comparable 2009, which was primarily due to growth in headcount and annual salary merit increases.
Stock-Based Compensation Expense

          Total stock-based compensation expense for the three months ended June 30, 2010 was $1.8 million as compared to $2.7 million for the three months ended June 30, 2009. Stock-based compensation was higher for the three months ended June 30, 2009 primarily due to a change in estimate associated with forfeiture rates that occurred during this period. Stock-based compensation was $3.5 million for the six months ended June 30, 2010 as compared to $4.3 million for the six months ended June 30, 2009. Stock-based compensation was higher for the six months ended June 30, 2009 primarily due to a change in estimate associated with forfeiture rates during the second quarter of 2009, combined with additional stock option grants made to directors during the first quarter of 2009. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Interest income	$298	$117	(61)%	$618	$313	(49)%
Interest expense	(3)	(1)	n/m	(6)	(1)	n/m
Other income (expense)	56	(97)	n/m	140	(110)	n/m

Total interest and other income , net	$351	$19	95%	$752	$202	(73)%

          Interest income decreased 61% in the second quarter of 2010 from the second quarter of 2009 due to declining investment yields. Our investment portfolio consists primarily of investment-grade government securities, and corporate debt instruments.
          Other income consists primarily of a loss on currency exchange rates and a loss on disposal of fixed assets in the second quarter of 2010.
Provision for Income Taxes
          The provision for income taxes of $841,000 and $1.2 million in the three and six months ended June 30, 2010, respectively, consists primarily of U.S. federal taxes, foreign tax withholdings and various state income taxes. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that we do not have significant income taxes payable at June 30, 2010. Our effective tax rate in 2010 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.
Liquidity and Capital Resources

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Cash, cash equivalents and short-term investments	$89,795	$99,440	11%	$89,795	$99,440	11%
Long-term investments	4,792	—	(100)%	4,792	—	(100)%
Cash provided by operating activities	2,081	4,014	93%	6,967	7,525	8%
          At June 30, 2010, cash, cash equivalents, and short-term investments totaled $99.4 million. In addition to our cash and short-term investments, other sources of liquidity at June 30, 2010 included a $3.0 million bank line of credit facility, under which there have been no borrowings.
          Operating activities provided $4.0 million and $7.5 million of cash during the three and six months ended June 30, 2010, respectively, as compared to $2.1 and $7.0 million of cash during the three and six months ended June 30, 2009, respectively. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. The percentage of business signed, but not invoiced due to future billing terms was approximately 60% as of June 30, 2010 as compared to approximately 45% as of June 30, 2009. Accounts receivable and the corresponding deferred revenue are not recorded for subscriptions until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.
          The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at June 30, 2010 and 6% of current accounts and term receivables at December 31, 2009, respectively. Accounts receivable written off in the second quarter of 2010 were relatively consistent with the fourth quarter of 2009. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.
          Investing activities provided $13.6 million and $10.6 million in the three and six months ended June 30, 2010, respectively. Second quarter 2010 investing activities consisted of $17.1 million net purchases of short-term investments, $2.2 million of purchased capital expenditures, $1.3 million of capitalized cost of internally developed computer software to be sold as a service. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth.
          Financing activities provided $1.2 million and $2.7 million in the three and six months ended June 30, 2010, respectively, which was primarily due to cash generated from exercises of common stock options issued under our employee incentive plan.
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
Off-Balance Sheet Arrangements
          As of June 30, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Obligations and Commitments
          There have been no material changes to our contractual obligations or commitments since December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the British pound, Australian dollar, and Euro, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended June 30, 2010 or June 30, 2009. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures.
          During the quarter ended June 30, 2010, foreign currency fluctuations did not have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the quarter ended June 30, 2009 to the average exchange rates during the quarter ended June 30, 2010. However, during the six months ended June 30, 2010, foreign currency rate fluctuations did have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the six months ended June 30, 2009 to the average exchange rates during the six months ending June 30, 2010.
          When compared to the six months ended June 30, 2009, our revenue was favorably impacted, and our deferred revenue, cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the six months ended June 30, 2010 relative to the British pound, Australian dollar, and Euro. The change in average exchange rates between the six months ended June 30, 2009 and 2010 had a favorable impact to revenue of $1.4 million. Additionally, deferred revenue decreased by approximately $1.8 million when comparing the change in period-end exchange rates between the year ended December 31, 2009 and quarter ended June 30, 2010. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the six months ended June 30, 2010 had an unfavorable impact of approximately $800,000 when comparing the change in average exchange rates between the six months ended June 30, 2009 and 2010.
          Continued changes in the dollar relative to other currencies may cause us to experience further impact to our financial results.
Interest Rate Sensitivity
          Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at June 30, 2010, the fair value of our portfolio would decline by approximately $271,500.

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
          International sales comprised 28% and 30% of our revenue for the quarters ended June 30, 2009 and 2010, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:
•	fluctuations in foreign currency exchange rates;

•	political, social and economic instability, including, terrorist attacks and security concerns in general;

•	adverse changes in tariffs and other protectionist laws and business practices that favor local competitors;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards and burdens of complying with a variety of foreign laws, including employment, tax, privacy and data protection laws and regulations;

•	reduced protection for our intellectual property in some countries;

•	expenses associated with localizing products for foreign countries, including translation into foreign languages; and

•	import and export license requirements and restrictions of the United States and each other country in which we operate.
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
          During the quarter ended June 30, 2010, foreign currency fluctuations did not have a material impact on our financial results on a constant currency basis, when comparing the average exchange rates during the quarter ended June 30, 2009 to the average exchange rates during the quarter ended June 30, 2010. However, during the six months ended June 30, 2010, foreign currency rate fluctuations did have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the six months ended June 30, 2009 to the average exchange rates during the six months ending June 30, 2010.
          When compared to the six months ended June 30, 2009, our revenue was favorably impacted, and our deferred revenue, cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the six months ended June 30, 2010 relative to the British pound, Australian dollar, and Euro. The change in average exchange rates between the six months ended June 30, 2009 and 2010 had a favorable impact to revenue of $1.4 million. Additionally, deferred revenue decreased by approximately $1.8 million when comparing the change in period-end exchange rates between the year ended December 31, 2009 and quarter ended June 30, 2010. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the six months ended June 30, 2010 had an unfavorable impact of approximately $800,000 when comparing the change in average exchange rates between the six months ended June 30, 2009 and 2010.
          We may not be able to sustain or increase profitability in the future.
          We had an accumulated deficit of $56.4 million as of June 30, 2010. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past. Even though we were profitable during the three and six months ended June 30, 2010, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.
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
          Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations decline or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:
•	our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•	general economic, industry and market conditions;

•	the mix of revenue between subscription arrangements, professional services and license arrangements as sales commissions are generally expensed ratably over the term of an agreement for subscription services, and expensed when invoiced for license arrangements and professional services;

•	changes in the mix of revenue between recurring revenue and professional services revenue, because the gross margin on professional services is typically lower than the gross margin on recurring revenue;

•	changes in the mix of voice self service applications sold and/or usage volume, because the gross margin on voice self service applications is typically lower than the gross margin on our sales, marketing, feedback and service applications;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	stock price volatility, employee exercise behaviors, and option forfeiture rates, or changes in the number of stock options granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

•	changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;

•	the purchasing and budgeting cycles of our clients; and

•	changes in tax rate affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to use our net operating losses.
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
          Increasing our client base and achieving broader market acceptance of our solutions may depend to a significant extent on the effectiveness of our sales and marketing programs/operations. Our business will be seriously harmed if our efforts do not maximize revenue per sales and marketing headcount. We may not effectively develop and maintain awareness of our CX brand in a cost-effective manner, not achieve widespread acceptance of our existing and future services and fail to expand and attract new customers. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

          Most of our solutions are sold pursuant to time-based agreements, and if our existing clients elect not to renew or to renew on terms less favorable to us, our business, financial condition and results of operations will be adversely affected.
          Prior to January 2010, our solutions had primarily been sold pursuant to time-based agreements that had been typically subject to renewal every two years or less and our clients have no obligation to renew. In January 2010, we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. We have not had enough specific experience with the CSA to estimate a percentage of customers that may exercise the right to annual termination for convenience. Because our clients may elect not to renew, we may not be able to consistently and accurately predict future renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, or the availability and pricing of competing products. If large numbers of existing clients do not renew, or renew on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.
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
          As of June 30, 2010, over 95% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, New Jersey and London, England. Some of our Canadian customers are hosted on equipment that is owned and operated by a Canadian partner. In addition, our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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
          If we are unable to successfully develop and sell new and enhanced versions of our solutions, or introduce new solutions for the customer service market, our financial performance will suffer. In recent years, we have expanded our CRM solution offering to include sales, marketing, feedback, social and voice-enabled applications. Additionally, we have focused on eService solutions to call centers. Our efforts to expand our solution in order to improve the customer experience may not be successful in part because certain of our competitors may have greater experience or brand recognition in the market or because they have greater financial resources that they can use to develop or acquire superior products. In addition, our efforts to expand our on demand software solutions may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.
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
          We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.
          On July 28, 2010, we announced that our Board of Directors had approved a stock repurchase program. Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or otherwise over the next two years. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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

          Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws affecting data privacy, the solicitation, collection, processing or use of personal or consumer information, the use of the Internet as a commercial medium and the use of email for marketing or other consumer communications. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products.
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
          In addition to government activity, privacy advocacy groups and the technology and direct marketing industries may implement new self-regulatory standards that may place additional burdens on us. If the gathering of profiling information were to be curtailed in this manner, customer service CRM solutions may be less effective, which would reduce demand for our solutions and harm our business.
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

          Our RightNow Marketing solution specifically serves the market for mass distribution marketing and other email communications. The increasing regulation of email delivery, both domestically and internationally, and the spam filtering practices of Internet service providers and email users generally, will place significant additional burdens on our clients who have outbound communication programs, and may cause those clients to substantially change their outbound communications programs. These factors may lead to a reduction in sales of our RightNow Marketing solution, may make it necessary to redesign our RightNow Marketing solution to make it easier for our clients to conform to the requirements of such laws and standards, which would increase our expenses, or may make it necessary for us to redefine the market for and use of our RightNow Marketing solution, which could reduce our revenue.
          The significant influence over stockholder voting matters and our office leases that may be exercised by our founder and Chief Executive Officer will limit your ability to influence corporate actions and may require us to find alternative office space to lease or buy in the future.
          At June 30, 2010, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 32% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.
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
(c) Purchases of Equity Securities
          On July 28, 2010, we announced a stock repurchase program, effective August 2, 2010, under which our board of directors authorized the repurchase of up to $10.0 million of our common stock over the next two years. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission. Any shares repurchased will be held in treasury. As of June 30, 2010, we have not repurchased any common stock under this program because it was not effective as of such date. We cannot assure you that any repurchases will be made under this program. If any repurchases are made, we also cannot assure you as to the amount or frequency of repurchases we may make under this program.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
          None.

Item 6. Exhibits
Exhibits
The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant. (2)

Exhibit 10.1	Form of Restricted Stock Unit Award Agreement for Directors. (3)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

(3)	Incorporated by reference to the exhibit of the same number from the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on June 9, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 6, 2010

RightNow Technologies, Inc. (Registrant)
By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Vice President and, Treasurer (Principal Financial and Accounting Officer)