Form 10-Q
period 2010-09-30
RIGHTNOW TECHNOLOGIES INC
filed 2010-11-05
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 31, 2010 was 32,342,697

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2010

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
RightNow Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	December 31,	September 30,
	2009	2010
Assets
Cash and cash equivalents	$41,546	$77,728
Short-term investments	54,977	31,287
Accounts receivable	34,267	36,738
Allowance for doubtful accounts	(1,914)	(1,867)

Receivables, net	32,353	34,871
Deferred commissions	6,394	5,215
Prepaid and other current assets	2,434	3,601

Total current assets	137,704	152,702

Property and equipment, net	10,122	11,063
Intangible assets, net	11,141	13,382
Deferred commissions, non-current	3,461	3,917
Other	2,007	1,125

Total Assets	$164,435	$182,189

Liabilities and Stockholders’ Equity
Accounts payable	$5,427	$9,165
Commissions and bonuses payable	6,271	6,142
Other accrued liabilities	11,146	14,260
Current portion of long-term debt	22	—
Current portion of deferred revenue	88,603	88,669

Total current liabilities	111,469	118,236

Deferred revenue, net of current portion	12,724	5,394
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	112,439	125,416
Treasury stock	(15,007)	(15,007)
Accumulated other comprehensive income	1,125	1,581
Accumulated deficit	(58,349)	(53,465)

Total stockholders’ equity	40,242	58,559

Total Liabilities and Stockholders’ Equity	$164,435	$182,189

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Recurring revenue	$29,754	$38,613	$83,223	$106,368
Professional services	8,977	9,980	27,885	27,781

Total revenue	38,731	48,593	111,108	134,149
Cost of revenue:
Recurring revenue	5,232	5,923	15,135	17,754
Professional services	6,365	8,395	19,719	23,105

Total cost of revenue	11,597	14,318	34,854	40,859

Gross profit	27,134	34,275	76,254	93,290
Operating expenses:
Sales and marketing	16,175	20,006	47,046	57,507
Research and development	5,100	5,160	14,907	15,089
General and administrative	4,018	4,975	11,671	13,598

Total operating expenses	25,293	30,141	73,624	86,194

Income from operations	1,841	4,134	2,630	7,096
Interest and other income, net	342	454	1,094	656

Income before income taxes	2,183	4,588	3,724	7,752
Provision for income taxes	(218)	(1,693)	(460)	(2,868)

Net income	$1,965	$2,895	$3,264	$4,884

Net income per share:
Basic	$0.06	$0.09	$0.10	$0.15
Diluted	$0.06	$0.09	$0.10	$0.15
Shares used in the computation:
Basic	31,733	32,128	31,731	32,020
Diluted	32,424	33,659	32,249	33,515
See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2009	2010
Operating activities:
Net income	$3,264	$4,884
Non-cash adjustments:
Depreciation and amortization	5,410	5,749
Provisions for uncollectible accounts receivable	117	131
Stock-based compensation	6,104	5,718
Changes in operating accounts:
Receivables	10,731	(1,424)
Prepaid expenses and other current assets	(735)	(1,316)
Deferred commissions	(142)	726
Accounts payable	(567)	3,710
Commissions and bonuses payable	(941)	(122)
Other accrued liabilities	415	2,946
Deferred revenue	(12,036)	(7,661)
Other	255	157

Cash provided by operating activities	11,875	13,498

Investing activities:
Net change in investments	(21,391)	23,700
Acquisition of property and equipment	(3,665)	(5,475)
Intangible asset additions	(244)	(3,459)
Business acquisition	(5,906)	—

Cash provided (used) in investing activities	(31,206)	14,766

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	396	4,636
Excess tax benefits of stock options exercised	232	2,621
Common stock repurchased	(1,798)	—
Payments on long-term debt	(34)	(22)

Cash provided (used) by financing activities	(1,204)	7,235
Effect of foreign exchange rates on cash and cash equivalents	1,518	683

Increase (decrease) in cash and cash equivalents	(19,017)	36,182
Cash and cash equivalents at beginning of period	51,405	41,546

Cash and cash equivalents at end of period	$32,388	$77,728

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
          The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at September, 30, 2010, results of operations for the three and nine month periods ended September 30, 2009 and 2010 and cash flows for the nine month periods ended September 30, 2009 and 2010. The interim period results are not necessarily indicative of the results to be expected for the full year.
          Current and non-current term receivables as of September 30, 2010 were $371,000 and $82,000, respectively. As these amounts were not significant, current term receivables were classified within accounts receivable and non-current term receivables were classified within other non-current assets as of September 30, 2010. For comparability purposes with September 30, 2010, the Company reclassified $2.4 million of current term receivables to accounts receivable, and $1.1 million of non-current term receivables to other non-current assets in the accompanying December 31, 2009 consolidated balance sheet.
          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity, fluctuations in foreign currency exchange rates, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable, the carrying amount of property and equipment and intangible assets, including internal use software capitalization; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

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
          The Company’s customers are worldwide with approximately 70% of total revenue in North America, 19% EMEA and 11% in Asia Pacific on a trailing twelve month basis.
          No individual customer accounted for more than 10% of the Company’s revenue in 2009 or the three and nine months ended September 30, 2010. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2009, and one individual customer accounted for approximately 11% of the Company’s accounts receivables at September 30, 2010.
          As of December 31, 2009 and September 30, 2010, assets located outside North America were 18% and 22% of total assets, respectively. The income (loss) from operations outside of North America totaled $(688,000) and $1.2 million for the nine months ended September 30, 2009 and 2010, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
North America	$27,737	$33,389	$81,120	$93,806
EMEA	7,441	9,304	20,713	25,678
Asia Pacific	3,553	5,900	9,275	14,665

	$38,731	$48,593	$111,108	$134,149

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
          The Company recognizes revenue for subscriptions and licenses when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the software has been made available or delivered to the customer; c) the Company’s fee for providing the software and services is fixed or determinable; and d) collection of the Company’s fee is probable. Under the Company’s subscription contracts, the Company applies ASU 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”), rather than Industry Topic 985, Software, because the customer does not have the right to take possession of the software without incurring a significant incremental penalty. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985.
          Subscriptions include access to the Company’s software through its hosting services, technical support, and product upgrades when and if available, all for a bundled fee. In the first quarter of 2010, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13, which amended FASB Topic 605-25, “Multiple-Element Arrangements,” requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables. It changes the level of evidence of fair value of an element to allow an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available and requires that revenue be allocated among the elements on a relative fair value basis. The adoption of ASU 2009-13 did not have a material impact on the timing or amount of revenue recognized as the Company had established fair value for all elements in the vast majority of its historical subscription arrangements.
          The Company bases the fair value of subscriptions on stand-alone sales of subscription agreements, which are evidenced by subscription renewals, and stand-alone sales of professional services. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized over the contractual period and professional services are recognized as incurred provided that the above criteria have been met.
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
          Certain customers have agreements that provide for usage fees above fixed minimums. Usage of the Company’s solutions requires additional fees if used by more than a specified number of users or for more than a specified number of interactions. Fixed minimums are recognized as revenue ratably over the term of the arrangement. Usage fees above fixed minimums are recognized as revenue when such amounts are known and billed.
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
(4) Sales Incentives
          Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $4.0 million and $4.6 million for the three months ended September 30, 2009 and 2010, respectively. Sales incentive expense was $10.2 million and $12.8 million for the nine months ended September 30, 2009 and 2010, respectively. Deferred commissions at December 31, 2009 and September 30, 2010 were $9.9 million and $9.1 million, respectively.

(5) Internal Use Software
          Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. The Company capitalizes these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. The capitalized costs are being amortized and recognized as a cost of software, hosting and support revenue, on a straight-line basis, over the estimated useful lives of the related applications which is approximately three years. Capitalized cost of internally developed computer software was approximately $550,000 and approximately $4.0 million as of December 31, 2009 and September 30, 2010, respectively. The capitalized costs are included in intangible assets, net on the Company’s Consolidated Balance Sheets.
(6) Net Income Per Share
          A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Weighted average common shares outstanding for basic net income per share	31,733	32,128	31,731	32,020
Effect of dilutive securities:
Employee stock awards	691	1,531	518	1,495

Weighted average shares outstanding for dilutive net income per share	32,424	33,659	32,249	33,515

          The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Employee stock options	5,393	4,878	5,566	4,914
(7) Comprehensive Income
          Comprehensive income for the comparative periods was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net income	$1,965	$2,895	$3,264	$4,884
Other comprehensive income:
Unrealized gain (loss) on short-term investments	(36)	(20)	158	22
Foreign currency translation adjustments	171	488	(679)	434

Comprehensive income	$2,100	$3,363	$2,743	$5,340

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

The following table represents fair value hierarchy for the Company’s financial assets (cash equivalents and investments) which are measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$67,345	$—	$—	$67,345
Money Market funds	10,896	—	—	10,896
Corporate notes and bonds	—	4,825	—	4,825
U.S. Government agency securities	—	25,005	—	25,005
State and Municipal securities	—	944	—	944

	$78,241	$30,774	$—	$109,015

          During the second quarter of 2010, the Company’s remaining $2.85 million of auction rate securities (“ARS”) were redeemed by the issuers in addition to $950,000 redeemed during the first quarter of 2010. The redemption during the second quarter was at par. The following table illustrates the activity of “level 3” assets from December 31, 2009 to September 30, 2010 and comparative activity of “level 3” assets from December 31, 2008 to September 30, 2009 (in thousands):

Fair value at December 31, 2009	$3,797
Unrealized gain adjustment—ARS	109
Unrealized loss adjustment—put option	(106)
Redemptions	(3,800)

Fair value at September 30, 2010	$—

Fair value at December 31, 2008	$4,963
Unrealized gain adjustment—ARS	428
Unrealized loss adjustment—put option	(397)
Redemptions	(598)

Fair value at September 30, 2009	$4,396

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
          The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the condensed consolidated statement of operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stock-based compensation expense:	2009	2010	2009	2010
Cost of recurring revenue	$120	$127	$358	$357
Cost of professional services	138	128	480	364
Sales and marketing expenses	761	818	2,335	2,295
Research and development expenses	285	254	924	751
General and administrative expenses	548	875	2,007	1,951

Stock-based compensation expense	$1,852	$2,202	$6,104	$5,718
          Stock-based compensation expense capitalized during the nine months ended September 30, 2009 and September 30, 2010 was insignificant.
          Unrecognized compensation expense of outstanding equity awards at September 30, 2010 was approximately $15.3 million, which is expected to be recognized over a weighted average period of 2.5 years.
          Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Fair value per share	$6.60	$7.69	$4.66	$7.80
Risk free rate	2.21%	1.6%	1.71%	1.9%
Expected term	4.4 yrs	4.5 yrs	4.4 yrs	4.5 yrs
Volatility	66%	63%	67%	64%
Dividend yield	0%	0%	0%	0%
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
          Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of not paying dividends.

          Activity under the Company’s stock option plans for the nine months ended September 30, 2010 was as follows (option shares in thousands):

			Weighted		Weighted
			average	Aggregate	average
	Shares		exercise	intrinsic	remaining
	available	Outstanding	price per	value (in	contractual
	for grant	options	share	thousands)	life (in years)
Balance at December 31, 2009	2,774	5,947	$10.96		7.2
Annual reserve addition (1)	1,000	—	—
Granted	(1,299)	1,281	14.89
Exercised	—	(436)	10.50
Forfeited, expired, exchanged or canceled (2)	184	(181)	13.32

Balance at September 30, 2010	2,659	6,611	$11.69	$92,950	7.1

Vested or expected to vest at September 30, 2010		6,409	$11.66	$90,310	7.0

Exercisable at September 30, 2010		3,783	$11.45	$54,099	6.0

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by shareholders through December 31, 2014.

(2)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.
          The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2010 was $888,000 and $2.9 million, respectively.
(10) Common Stock Repurchase Program
          On July 28, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to $10 million of RightNow’s common stock may be repurchased. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission. The repurchase program became effective on August 2, 2010 and will expire in two years. Any shares repurchased will be held in treasury. RightNow expects to fund such repurchases through its cash and short-term investments, which as of September 30, 2010 were $109.0 million. The Company cannot assure any repurchases will be made under this program. If any repurchases are made, the Company cannot assure as to the amount or frequency of repurchases RightNow may make under this program.
          As of September 30, 2010, the Company had not repurchased any common stock under this program.
(11) Commitments and Contingencies
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
(12) Income Taxes
          The Company computes its provision for income taxes on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and other taxable items. The provision for income taxes of $1.7 million and $2.9 million in the three and nine months ended September 30, 2010, respectively, consists primarily of U.S. federal taxes, foreign tax withholdings and various state income taxes. The Company’s effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that the Company does not have significant income taxes payable at September 30, 2010. As of December 31, 2009 and September 30, 2010, the Company had an insignificant amount of unrecognized tax benefits associated with uncertain tax positions, none of which would materially affect its effective tax rate if recognized. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Consolidated Statements of Operations. The amount of interest and penalties for the three and nine months ended September 30, 2010 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada and the Netherlands.
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
          We released our initial version of RightNow Service™ in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketing™, RightNow Sales™, RightNow Feedback™, RightNow Cloud Monitor™ and RightNow Social™, which automate aspects of marketing campaigns, sales operations, customer monitoring, and customer conversations within the cloud. These solutions have culminated in RightNow CX, a fully integrated customer experience platform, which includes and integrates web, social and contact center experiences. We believe RightNow CX helps consumer-centric organizations deliver customer experiences that build loyalty, drive revenue, reduce costs and increase efficiency. We have a release cycle which allows us to deliver new product capabilities to customers every three months. During the third quarter of 2010, we released RightNow CX August 2010, with such features as Cloud Services Portal, which provides IT departments with up-to-the-moment, 24x7 detailed visibility into key operation metrics about their RightNow Cloud Platform operations; enhanced translation services via partner Language Weaver; chat, email, and guided assistance for mobile consumers; Cisco UCCE (Unified Contact Center Enterprise) integration; enhanced community moderation features and topic monitoring for Cloud Monitor; and recurring marketing campaigns in our marketing automation solution.

          Our products served more than 780 million customer interactions, or unique sessions hosted by our solutions, during the three months ended September 30, 2010. We sell our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.
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
          Our sales arrangements generally provide customers with the right to use our solutions up to a maximum number of users or transactions. A number of our arrangements provide for additional fees for usage above the maximum (usage fees), which are billed and recognized into revenue when determinable and earned.
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
          Depending on the size and complexity of the client project, our consulting or development services contracts are either billed on a time and materials basis or, less frequently, on a fixed price/fixed scope basis. We have determined that the professional services element of our software and subscription arrangements is not essential to the functionality of the software.
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
          Research and Development Expenses. Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. In 2009 we began to capitalize costs of internally developed computer software to be sold as a service, which were incurred during the application development stage. We capitalized approximately $550,000 and $4.0 million of cost of internally developed computer software as of December 31, 2009, and September 30, 2010, respectively. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings. We also expect that the capitalized cost of internally developed computer software will increase as we continue to sell and deliver our solution as a service.
          General and Administrative Expenses. General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead.
Critical Accounting Policies and Estimates
          Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, fluctuations in foreign currency exchange rates, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. These assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, valuation of receivables and deferred tax assets, accounting for share-based compensation, and internal use software capitalization. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable; the carrying amount of property and equipment and intangible assets; valuation allowances for receivables and deferred income tax assets; estimates of expected term and volatility in determining share based compensation expense; and internal use software capitalization. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.
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
          In the first quarter of 2010, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”). ASU 2009-13, which amended FASB Topic 605-25, “Multiple-Element Arrangements,” changes the level of evidence of fair value of an element to allow an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available and requires that revenue be allocated among the elements on a relative fair value basis. The adoption of ASU 2009-13 did not have a material impact on the timing or amount of revenue recognized as we had established fair value for all elements in the vast majority of our historical subscription arrangements.
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
Results of Operations
          The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Recurring revenue	77%	79%	75%	79%
Professional services	23	21	25	21

Total revenue	100	100	100	100

Cost of revenue:
Recurring revenue	14	12	14	13
Professional services	16	17	18	17

Total cost of revenue	30	29	32	30

Gross profit	70	71	68	70
Operating expenses:
Sales and marketing	42	41	42	43
Research and development	13	11	13	11
General and administrative	10	10	11	10

Total operating expenses	65	62	66	64

Income from operations	5	9	2	6
Interest and other income, net	1	—	1	—

Income before income taxes	6	9	3	6
Provision for income taxes	(1)	(3)	(—)	(2)

Net income	5%	6%	3%	4%

          The following table sets forth our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	77%	79%	75%	79%
Professional services	23	21	25	21
Revenue by geography:
North America	72%	69%	73%	70%
EMEA	19	19	19	19
Asia Pacific	9	12	8	11
Quarter Overview
          Total revenue for the third quarter of 2010 increased 25% over the third quarter of 2009, driven by our growth in recurring revenue. Recurring revenue increased 30% compared to the third quarter of 2009, due to expansion within the current customer base, new customer acquisitions, timing of contracts signed in quarter and more usage fees in quarter. Professional services revenue during the third quarter of 2010 increased 11%, due to greater billable utilization and several projects with higher rates per hour delivered during the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.
          During the third quarter of 2010, we continued to invest in our operations by adding sales and marketing personnel to increase sales, and by increasing headcount to assist with delivering our solutions and technical support. We invested in our research and development group to continue to enhance and expand RightNow CX, however research and development expense increases were offset primarily due to capitalized cost of internal use computer software. These factors increased total expenses in absolute dollars, but total expenses were reduced as a percentage of revenue during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 due to the accelerated growth in recurring revenue. Consequently, our operating income as a percentage of revenue improved to 9% during the quarter ended September 30, 2010 compared to 5% during the quarter ended September 30, 2009.
          For the quarter ended September 30, 2010, we generated $6.0 million of cash from operations compared to $4.9 million of cash from operations in the quarter ended September 30, 2009. Our cash and investment balances increased to $109.0 million at September 30, 2010 from $96.5 million at December 31, 2009, partially due to $13.5 million of cash generated from operations year to date and $7.3 million of proceeds from stock option exercises and excess tax benefits of stock options exercised, offset by the use of $5.5 million for capital asset additions and $3.5 million for intangible asset additions through the nine months ended September 30, 2010.
          During the quarter ended September 30, 2010, foreign currency fluctuations did not have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the quarter ended September 30, 2009 to the average exchange rates during the quarter ended September 30, 2010. However, during the nine months ended September 30, 2010, foreign currency rate fluctuations did have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the nine months ended September 30, 2009 to the average exchange rates during the nine months ending September 30, 2010.
          When compared to the nine months ended September 30, 2009, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the nine months ended September 30, 2010 relative to the British pound, Australian dollar and Euro. Therefore, we discuss constant currency information for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the nine months ended September 30, 2010 increased by $23.0 million, or 21%, over total revenue reported in the same period of 2009. If average currency exchange rates in the nine months ended September 30, 2010 had remained constant with the nine months ended September 30, 2009, revenue for the nine months ended September 30, 2010 would have increased by approximately $21.9 million, which is $1.1 million less than the actual increase. In other words, the change in exchange rates between the nine months ended September 30, 2009 and 2010 had a favorable impact on revenue of approximately $1.1 million, or 1%. The revenue most significantly exposed to currency exchange fluctuations is within recurring revenue.
          Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2009 and quarter ended September 30, 2010 had a favorable impact on deferred revenue of approximately $470,000.
          Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total cost of revenue and operating expenses in the nine months ended September 30, 2010 increased by $18.6 million, or 17%, over total cost of revenue and operating expenses in the nine months ended September 30, 2009. If currency exchange rates in the nine months ended September 30, 2010 had remained constant with the same period of 2009, these total expenses in the nine months ended September 30, 2010 would have increased by approximately $18.0 million, which is $600,000 less than the actual increase. In other words, the change in average exchange rates between the nine months ended September 30, 2009 and the nine months ended September 30, 2010 increased these total expenses by approximately $600,000. The expenses most significantly exposed to currency exchange fluctuations are generally within sales and marketing and professional services cost of revenue.
          As of September 30, 2010, we had an accumulated deficit of $53.5 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Backlog
          Total backlog is as follows (in thousands):

	December 31	September 30,
	2009	2010
Current committed backlog	$117,600	$122,273
Non-current committed backlog	57,020	34,848

Total firm committed backlog	174,620	157,121
Current backlog subject to termination for convenience	3,400	11,900
Non-current backlog subject to termination for convenience	1,980	83,313

Total backlog	$180,000	$252,334

          Total backlog, which represents total invoiced and uninvoiced deferred revenue, was approximately $180.0 million and approximately $252.3 million as of December 31, 2009 and September 30, 2010, respectively. Current total backlog, which is the portion of backlog expected to be recognized as revenue within the next twelve months, was approximately $121.0 million and approximately $134.2 million as of December 31, 2009 and September 30, 2010, respectively.
          In January 2010, we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. As expected, due to the introduction of the CSA, our uncommitted backlog increased during the quarter ended September 30, 2010 as compared to the year ended December 31, 2009. In addition, certain of our arrangements with the federal government include multi-year awards from the federal government. We include within uncommitted backlog unexercised options in our multi-year award contracts with the federal government. As expected, due in part to including unexercised options under the federal government multi-year award contracts within backlog, our uncommitted backlog increased during the quarter ended September 30, 2010 as compared to the year ended December 31, 2009.
          We have not had specific experience with the CSA to estimate a percentage of customers that may exercise the right to annual termination for convenience, and therefore we can provide no assurance that termination for convenience will not be exercised in the future. Based on our past experience with the federal government, future year options are generally exercised if funds are appropriated. As a result of the CSA and multi-year award contracts with the federal government, we expect the proportion of total backlog that is uncommitted to continue to increase in the future.
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
          We expect that the amount of backlog may change from year-to-year and quarter-to-quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of noncancelable subscription agreements, the specific timing of customer renewals, fluctuations in foreign currency exchange rates, the timing of revenue recognition, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled backlog revenue attributable to a particular subscription agreement is typically associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of backlog revenue may change from year-to-year and quarter-to-quarter depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are generally not a reliable indicator of future revenues.

Three and Nine Months Ended September 30, 2010 and 2009
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Recurring revenue:	$29,754	$38,613	30%	$83,223	$106,368	28%
Professional services	8,977	9,980	11	27,885	27,781	0

Total revenue	$38,731	$48,593	25%	$111,108	$134,149	21%

          Total revenue for the three months ended September 30, 2010 was $48.6 million, an increase of $9.9 million, or 25%, over total revenue of $38.7 million for the three months ended September 30, 2009. Total revenue for the nine months ended September 30, 2010 was $134.1 million, an increase of $23.0 million, or 21%, over total revenue of $111.1 million for the nine months ended September 30, 2009. If average currency exchange rates in the nine months ended September 30, 2010 had remained constant with the average currency exchange rates in the nine months ended September 30, 2009, revenue during the first nine months of 2010 would have increased by approximately $21.9 million, which is $1.1 million less than the actual increase, with the majority of the currency rate impact within recurring revenue.
          Recurring revenue, which is comprised of subscriptions, term licenses, hosting and support revenue for the three months ended September 30, 2010, increased 30% over recurring revenue of $29.8 million for the three months ended September 30, 2009. Recurring revenue increased primarily due to expansion within the current customer base, new customer acquisitions, timing of contracts signed in quarter and more usage fees in quarter. We believe our latest product, RightNow CX, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and generally higher average transaction prices per customer. Average recurring revenue within the existing customer base increased as a result of sales capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, was 786 million in the quarter ended September 30, 2010 as compared to 620 million in the quarter ended September 30, 2009.
          For the nine months ended September 30, 2010, recurring revenue increased $23.1 million, or 28%, over recurring revenue of $83.2 million for the nine months ended September 30, 2009. If average currency exchange rates in the nine months ended September 30, 2010 had remained constant with the average currency exchange rates in the nine months ended September 30, 2009, recurring revenue during the first nine months of 2010 would have increased by $22.3 million, which is $800,000 less than the actual increase. Recurring revenue increased due to expansion sales within our existing customer base and new customer acquisitions over the comparable period.
          Professional services revenue increased $1.0 million, or 11%, in the quarter ended September 30, 2010 over the comparable 2009 quarter. The professional services revenue increase was primarily due to greater billable utilization and several projects with higher rates per hour delivered during the period ended September 30, 2010 as compared to the period ended September 30, 2009. Professional services revenue represented 21% and 23% of total revenue in the three months ended September 30, 2010 and 2009, respectively. Professional services revenue represented 21% and 25% of total revenue in the nine months ended September 30, 2010 and 2009, respectively. The decline in professional services as a percentage of total revenue was due to the growth in recurring revenue in the nine months ended September 30, 2010 over September 30, 2009.
          Professional services revenue for the nine months ended September 30, 2010 decreased $104,000 over the nine months ended September 30, 2009. If average currency exchange rates in the nine months ended September 30, 2010 had remained constant with the average currency exchange rates in the nine months ended September 30, 2009, professional services revenue during the first nine months of 2010 would have decreased by approximately $444,000, which is a $340,000 greater decline than the actual decrease. The professional services revenue decline was primarily due to the timing of the mix of projects being delivered and several projects with lower rates per hour delivered during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
          Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.
          Revenue from EMEA customers remained constant at 19% of total revenue in the quarters ended September 30, 2010 and September 30, 2009, while revenue from Asia Pacific clients increased to 12% of total revenue in the quarter ended September 30,

2010 compared to 9% of total revenue in the quarter ended September 30, 2009. Total revenue outside North America increased to represent 31% of total revenue for the three months ended September 30, 2010 from 28% for the three months ended September 30, 2009, due primarily to sales expansion in the Asia Pacific region during the third quarter of 2010. Total revenue outside North America increased to represent 30% of total revenue for the nine months ended September 30, 2010 from 27% for the nine months ended September 30, 2009, due to favorable foreign currency exchange rate impact and sales expansion in these regions during the first nine months of 2010.
Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Recurring revenue	$5,232	$5,923	13%	$15,135	$17,754	17%
Professional services	6,365	8,395	32	19,719	23,105	17

Total cost of revenue	$11,597	$14,318	23%	$34,854	$40,859	17%

          Total cost of revenue for the quarter ended September 30, 2010 was $14.3 million, an increase of $2.7 million, or 23%, over total cost of revenue of $11.6 million for the quarter ended September 30, 2009. Total cost of revenue for the nine months ended September 30, 2010 was $40.9 million, an increase of $6.0 million, or 17%, over total cost of revenue of $34.9 million for the nine months ended September 30, 2009.
          Cost of recurring revenue increased $691,000, or 13%, in the third quarter of 2010 over the third quarter of 2009, primarily due to increased headcount to assist with technical support and delivering our solutions and annual merit increases, which increased salaries and related expenses (such as bonuses and stock-based compensation) by $196,000. We incurred $149,000 of third-party contractor expenses to assist our upgrade team, and intangible asset amortization of $131,000 associated with the HiveLive acquisition and capitalized cost of internally developed computer software.
          Average employee count in our hosting and technical support operations was 116 during the third quarter of 2010 as compared to 102 during the third quarter of 2009. As a percent of the associated revenue, recurring revenue costs were 15% in the three months ended September 30, 2010 as compared to 18% of associated revenue in the three months ended September 30, 2009. The reduction in the cost of recurring revenue as a percentage of associated revenue was due to our growth in recurring revenue.
          For the nine months ended September 30, 2010, cost of recurring revenue increased $2.6 million, or 17%, from the comparable 2009 period due to increased hosting and telecom maintenance, headcount and amortization expense. As a percent of the associated revenue, recurring revenue costs were 17% in the nine months ended September 30, 2010 as compared to 18% of associated revenue in the nine months ended September 30, 2009. The reduction in the cost of recurring revenue as a percentage of associated revenue was due to our growth in recurring revenue.
          Cost of professional services increased $2.0 million, or 32%, in the quarter ended September 30, 2010 over the quarter ended September 30, 2009. The increased expense was due to increased headcount to assist with professional service implementations, annual merit increases, bonus achievement and increases in common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), which increased expenses by $1.0 million. Additionally, expenses increased $704,000 as we utilized third-party professional services to assist with delivering our solution, and travel related expenses increased $228,000 to assist with delivering our solutions. Average employee count in our professional services organization increased to 183 during the third quarter of 2010 from 164 during the third quarter of 2009. As a percent of the associated revenue, professional services costs increased to 84% and 83% in the three and nine months ended September 30, 2010, respectively, from 71% in the three and nine months ended September 30, 2009, respectively. The increase in the professional service costs as a percentage of associated revenue was primarily due to increased costs due to increased headcount during the nine months ended September 30, 2010, annual merit increases, third-party professional service costs, and increased travel and travel related expenses. Employee training, customer scheduling requirements, and use of third-party resources can cause fluctuation in professional service costs as a percentage of associated revenue.
          For the nine months ended September 30, 2010, cost of professional services increased $3.4 million, or 17%, from the comparable 2009 period, of which $240,000 was attributable to unfavorable foreign currency exchange rate impact. If average currency exchange rates in the nine months ended September 30, 2010 had remained constant with the nine months ended September 30, 2009, cost of professional services in the nine months ended September 30, 2010 would have increased $3.2 million, which is $240,000 less than the actual increase. In other words, the change in average exchange rates between the year ended September 30, 2009 and the year ended September 30, 2010 increased these total expenses by approximately $240,000, or 1%. The increase in the professional service costs from the comparable 2009 period was primarily due to unfavorable foreign currency exchange rate impact, increased staffing costs, and annual merit increases.
Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Sales and marketing	$16,175	$20,006	24%	$47,046	$57,507	22%
Research and development	5,100	5,160	1	14,907	15,089	1
General and administrative	4,018	4,975	24	11,671	13,598	17

Total operating expenses	$25,293	$30,141	19%	$73,624	$86,194	17%

Sales and Marketing Expenses
          Sales and marketing expenses were $20.0 million in the third quarter of 2010, an increase of $3.8 million, or 24%, over sales and marketing expenses of $16.2 million in the third quarter of 2009. The increase was due to growth in headcount and annual merit increases, which increased salaries and related expenses by $1.1 million. The increase in headcount also increased common expense allocation by $425,000 during the third quarter of 2010. Additionally, the increase was due to commission expense growth from associated revenue growth over the past six quarters including the quarter ended September 30, 2010, which increased net sales incentive expense by approximately $582,000. Average employee count in our sales and marketing organization increased to 292 during the third quarter of 2010 from 261 during the third quarter of 2009. RightNow and RightNow CX related marketing efforts, including RightNow customer service video week contest, increased expenses approximately $707,000, as we have focused on building greater brand awareness during 2010. Travel and travel related expenses increased approximately $516,000 as sales increased in the quarter ended September 30, 2010 over the quarter ended September 30, 2009.
          Sales and marketing expenses were $57.5 million for the nine months ended September 30, 2010, an increase of $10.5 million, or 22%, over sales and marketing expense of $47.0 million for the nine months ended September 30, 2009. Unfavorable foreign currency exchange rate impact increased sales and marketing expense by $366,000. If average currency exchange rates in the nine months ended September 30, 2010 had remained constant with the average currency exchange rates in the nine months ended September 30, 2009, sales and marketing expenses during the nine months in 2010 would have increased by approximately $10.1 million, or 1%. The sales and marketing expense increase was primarily due to increased headcount and growth in commission expense, which increased salaries, related expenses, allocations and commission expense by $6.1 million, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Additionally, travel and travel related expenses increased approximately $1.0 million as sales increased during the nine months ended September 30, 2010 over the nine months ended September 30, 2010.
          Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Net sales incentive expense was $4.0 million and $4.6 million for the three months ended September 30, 2009 and 2010, respectively. Net sales incentive expense was $10.2 million and $12.8 million for the nine months ended September 30, 2009 and 2010, respectively. Our deferred commissions were $9.9 million and $9.1 million at December 31, 2009 and September 30, 2010, respectively.
Research and Development Expenses
          Research and development expenses were $5.2 million in the three months ended September 30, 2010, an increase of approximately $60,000, or 1%, over research and development expenses of $5.1 million in the three months ended September 30, 2009. The increase was primarily due to growth in headcount to continue to enhance and expand RightNow CX, which increased salaries and related expenses by $703,000 and increased common expense allocation by $223,000 during the third quarter of 2010. These costs were primarily offset by capitalized cost of internally developed computer software, which increased $977,000 over the same period last year. Average employee count in our research and development organization was 180 during the third quarter of 2010 compared to 158 during the third quarter of 2009. Research and development expenses for the nine months ended September 30, 2010 increased $182,000, or 1%, over the comparable 2009 period primarily due to growth in headcount and expenditures pertaining to enhancing and expanding RightNow CX. These costs were offset by capitalized cost of internally developed computer software, which increased $3.3 million over the same period last year.
General and Administrative Expenses
          General and administrative expenses were $5.0 million in the third quarter of 2010, an increase of approximately $1.0 million, or 24%, over general and administrative expenses of $4.0 million in the third quarter of 2009. The increase was primarily due to growth in headcount and annual merit increases, which increased salaries and related expenses by $746,000 and increased common expense allocation by $101,000. Additionally charitable contributions increased $300,000 in the third quarter of 2010 as compared to the third quarter of 2009. Average employees in our general and administrative organization were 97 during the third quarter of 2010 compared to 86 during the third quarter of 2009. General and administrative expenses for the nine months ended September 30, 2010 were $13.6 million, or 17% over the comparable 2009, which was primarily due to growth in headcount and annual merit increases.
Stock-Based Compensation Expense
          Total stock-based compensation expense for the three months ended September 30, 2010 was $2.2 million as compared to $1.9 million for the three months ended September 30, 2009. Stock-based compensation was higher for the three months ended September 30, 2010 primarily due to the difference in the timing of the vesting of director stock option grants as compared to the quarter ended September 30, 2009. Stock-based compensation was $5.7 million for the nine months ended September 30, 2010 as compared to $6.1 million for the nine months ended September 30, 2009. Stock-based compensation was higher for the nine months ended September 30, 2009 primarily due to a change in estimate associated with forfeiture rates during the third quarter of 2009, combined with additional stock option grants made to directors during the first quarter of 2009. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Interest income	$248	$111	(55)%	$866	$425	(51)%
Interest expense	(1)	—	n/m	(6)	—	n/m
Other income (expense)	95	343	261	234	231	(1)

Total interest and other income , net	$342	$454	33%	$1,094	$656	(40)%

          Interest income decreased 55% in the third quarter of 2010 from the third quarter of 2009 due to declining investment yields. Our investment portfolio consists primarily of short-term investment-grade interest-bearing government securities, and corporate debt instruments.
          Other income consists primarily of a gain on currency exchange rates in the third quarter of 2010.
Provision for Income Taxes
          The provision for income taxes of $1.7 million and $2.9 million in the three and nine months ended September 30, 2010, respectively, consists primarily of U.S. federal taxes, foreign tax withholdings and various state income taxes. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that we do not have significant income taxes payable at September 30, 2010. Our effective tax rate in 2010 will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.
Liquidity and Capital Resources

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
(Amounts in thousands)	2009	2010	Change	2009	2010	Change
Cash, cash equivalents and short-term investments	$93,022	$109,015	17%	$93,022	$109,015	17%
Cash provided by operating activities	4,909	5,973	22%	11,875	13,498	14%
          At September 30, 2010, cash, cash equivalents and short-term investments totaled $109.0 million. In addition to our cash and short-term investments, other sources of liquidity at September 30, 2010 included a $3.0 million bank line of credit facility, under which there have been no borrowings.
          Operating activities provided $6.0 million and $13.5 million of cash during the three and nine months ended September 30, 2010, respectively, as compared to $4.9 and $11.9 million of cash during the three and nine months ended September 30, 2009, respectively. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. The percentage of business signed, but not invoiced due to future billing terms was approximately 63% as of September 30, 2010 as compared to approximately 39% as of September 30, 2009. Accounts receivable and the corresponding deferred revenue are not recorded for subscriptions until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.
          The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at September 30, 2010 and 6% of current accounts and term receivables at December 31, 2009, respectively. Accounts receivable written off in the third quarter of 2010 were relatively consistent with the fourth quarter of 2009. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

          Investing activities provided $4.2 million and $14.8 million in the three and nine months ended September 30, 2010, respectively. Third quarter 2010 investing activities consisted of $6.9 million of net purchases of short-term investments, $1.6 million of capital expenditures, and $1.1 million of capitalized cost of internally developed computer software to be sold as a service. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth.
          Financing activities provided $4.6 million and $7.2 million in the three and nine months ended September 30, 2010, respectively, which was primarily due to cash generated from exercises of common stock options issued under our employee incentive plan.
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
Off-Balance Sheet Arrangements
          As of September 30, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Obligations and Commitments
          There have been no material changes to our contractual obligations or commitments since December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the British pound, Australian dollar and Euro, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended September 30, 2010 or September 30, 2009. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures.
          During the quarter ended September 30, 2010, foreign currency fluctuations did not have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the quarter ended September 30, 2009 to the average exchange rates during the quarter ended September 30, 2010. However, during the nine months ended September 30, 2010, foreign currency rate fluctuations did have a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the nine months ended September 30, 2009 to the average exchange rates during the nine months ending September 30, 2010.
          When compared to the nine months ended September 30, 2009, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the nine months ended September 30, 2010 relative to the British pound, Australian dollar and Euro. The change in average exchange rates between the nine months ended September 30, 2009 and 2010 had a favorable impact to revenue of $1.1 million. Additionally, deferred revenue increased by approximately $470,000 when comparing the change in period-end exchange rates between the year ended December 31, 2009 and quarter ended September 30, 2010. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the nine months ended September 30, 2010 had an unfavorable impact of approximately $600,000 when comparing the change in average exchange rates between the nine months ended September 30, 2009 and 2010.
          Continued changes in the dollar relative to other currencies may cause us to experience further impact to our financial results.

Interest Rate Sensitivity
          Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at September 30, 2010, the fair value of our portfolio would decline by approximately $172,000.
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
          International sales comprised 28% and 31% of our revenue for the quarters ended September 30, 2009 and 2010, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:
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
          During the nine months ended September 30, 2010, foreign currency rate fluctuations had a significant impact on our financial results on a constant currency basis, when comparing the average exchange rates during the nine months ended September 30, 2009 to the average exchange rates during the nine months ending September 30, 2010.
          When compared to the nine months ended September 30, 2009, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the nine months ended September 30, 2010 relative to the British pound, Australian dollar and Euro. The change in average exchange rates between the nine months ended September 30, 2009 and 2010 had a favorable impact to revenue of $1.1 million. Additionally, deferred revenue increased by approximately $470,000 when comparing the change in period-end exchange rates between the year ended December 31, 2009 and quarter ended September 30, 2010. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the nine months ended September 30, 2010 had an unfavorable impact of approximately $600,000 when comparing the change in average exchange rates between the nine months ended September 30, 2009 and 2010.
          We may not be able to sustain or increase profitability in the future.
          We had an accumulated deficit of $53.5 million as of September 30, 2010. We expect to continue to incur significant professional services, sales and marketing, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past or at all. Even though we were profitable during the three and nine months ended September 30, 2010, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.
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
          Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations decline or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:
•	our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•	general economic, industry and market conditions;

•	fluctuations in foreign currency exchange rates;

•	the mix of revenue between subscription arrangements, professional services and license arrangements as sales commissions are generally expensed ratably over the term of an agreement for subscription services, and expensed when invoiced for license arrangements and professional services;

•	changes in the mix of revenue between recurring revenue and professional services revenue, because the gross margin on professional services is typically lower than the gross margin on recurring revenue;

•	changes in the mix of voice self service applications sold and/or usage volume, because the gross margin on voice self service applications is typically lower than the gross margin on our sales, marketing, feedback and service applications;

•	the timing of contracts signed and amount of usage fees;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	stock price volatility, employee exercise behaviors, and option forfeiture rates, or changes in the number of stock options granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

•	changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;

•	the purchasing and budgeting cycles of our clients; and

•	changes in tax rate affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to use our net operating losses.
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
          Prior to January 2010, our solutions had primarily been sold pursuant to time-based agreements that had been typically subject to renewal every two years or less and our clients have no obligation to renew. In January 2010, we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. We have not had enough specific experience with the CSA to estimate a percentage of customers that may exercise the right to annual termination for convenience. Additionally, certain of our time-based agreements with the federal government are subject to annual appropriated funding. Because our clients may elect not to renew, or the federal government may not appropriate funding, we may not be able to consistently and accurately predict future renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, or the availability and pricing of competing products. If large numbers of existing clients do not renew, or renew on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.
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
          As of September 30, 2010, over 95% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, New Jersey and London, England. Some of our Canadian customers are hosted on equipment that is owned and operated by a Canadian partner. In addition, our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.
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
Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as software revenue recognition, accounting for stock-based compensation, internal use software capitalization, unanticipated ambiguities in fair value accounting standards and income tax uncertainties, are complex and involve subjective judgments by management. Changes to generally accepted accounting principles, their interpretation, or changes in our products or business could significantly change our reported earnings and financial condition and could add significant volatility to those measures.
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
          At September 30, 2010, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 25% of our outstanding common stock and, together with other officers and directors, have voting power over approximately 31% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers and directors, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.
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
(c) Purchases of Equity Securities
          On July 28, 2010, we announced a stock repurchase program, effective August 2, 2010, under which our board of directors authorized the repurchase of up to $10.0 million of our common stock over the next two years. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission. Any shares repurchased will be held in treasury. As of September 30, 2010, we have not repurchased any common stock under this program. We cannot assure you that any repurchases will be made under this program. If any repurchases are made, we also cannot assure you as to the amount or frequency of repurchases we may make under this program.
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
Dated: November 5, 2010

RightNow Technologies, Inc. (Registrant)

By:	/s/ Jeffrey C. Davison Jeffrey C. Davison
Chief Financial Officer, Senior Vice President and, Treasurer (Principal Financial and Accounting Officer)