Form 10-K
period 2010-12-31
RIGHTNOW TECHNOLOGIES INC
filed 2011-03-09
CIK 1111247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $503,000,000, based on the closing sales price of the registrant’s common stock on that date as reported by The Nasdaq Global Market. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 28, 2011 was 32,613,990.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2010. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

RightNow Technologies, Inc.

Annual Report on Form 10-K

For The Fiscal Year Ended December 31, 2010

CAUTIONARY STATEMENT

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its separate, wholly-owned independent subsidiaries.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to pay interest and principal when due on our convertible senior notes or to repurchase such notes in certain circumstances, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, ability to find suitable acquisitions on favorable terms, if at all, our accounting estimates, and our assumptions and judgments. These forward looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, fluctuations in foreign currency exchange rates; our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in backlog; the risk that our investments in partner relationships and additional employees will not achieve expected results; our ability to manage and expand our partner relationships; interruptions or delays in our hosting operations; general economic conditions; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; any unanticipated ambiguities in fair value accounting standards; the amount and timing of any stock repurchases under our stock repurchase program; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to hire, retain and motivate our employees and manage our growth; our ability to successfully integrate the products and people that we acquire through acquisitions; the impact of potential future acquisitions, if any; risks associated with our recent offering of convertible senior notes including the potential impact on earnings per share calculations; and various other factors, some of which are described under the section below entitled “Risk Factors,” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Part I

Item 1.	Business

OVERVIEW

RightNow Technologies (“we,” “us,” “our,” the “Company” or “RightNow”) provides RightNow CXtm, an on-demand (“cloud-based”) suite of customer experience software and services designed to help consumer-centric organizations improve customer experiences, reduce costs and increase revenue. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. We help organizations deliver exceptional customer experiences across the web, social networks and contact centers. Our technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email, web, chat and social interactions. Additionally, through our on demand delivery approach, or software-as-a-service (“SaaS”), we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on-premise solutions. Our value-added services, including business process optimization and product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and helping our customers maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help them achieve their strategic objectives and better meet the needs of those they serve.

RightNow was incorporated in Montana in September 1997 and reincorporated in Delaware in August 2000. Our principal executive offices are located at 136 Enterprise Boulevard, Bozeman, Montana 59718-9300, and our telephone number is (406) 522-4200. We have regional field offices in Boulder, Colorado; Chicago, Illinois; Dallas, Texas; San Mateo, California; Orange County, California; New York, New York; Fairport, New York; and Herndon, Virginia. We also have offices in Amsterdam, Netherlands; Barcelona, Spain; Bonn, Germany; Maidenhead, England; Munich, Germany; Sydney, Australia; and Tokyo, Japan. Our internet address is http://www.rightnow.com. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on The Nasdaq Global Market under the symbol RNOW.

Recent Developments

During the fourth quarter of 2010, we received $170.0 million of net proceeds from the issuance of convertible senior notes due in November 2030. We intend to use the net proceeds for general corporate purposes, which may include financing potential acquisitions and strategic transactions, stock repurchases, and working capital. In January 2011, we acquired Q-go.com B.V., a natural language search provider for approximately $35.7 million in cash. The acquisition of Q-go adds Intent Guide and Natural Language Search to our product suite. Q-go’s leading edge technology has been proven to drive higher conversion rates, increase revenue and improve web visitor experiences.

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

We believe our solutions deliver customer experiences that build loyalty, drive revenue, reduce costs and increase efficiency.

RightNow CX includes and integrates web, social and contact center experiences, which are layered on RightNow Engagetm, and our CX cloud platform as illustrated below.

RightNow Webtm Experience

Integrates into an existing web infrastructure to provide a fully interactive, attractive, and branded online customer experience providing customer access to web self-service and the ability to seamlessly transition to agent-assisted channels.

•	Intent Guide

Intent guide is designed to provide a deep understanding of consumer intent on a website and to guide those consumers to high-value interactions so organizations can increase conversions, drive sales, grow loyalty and gain deeper insights.

•	Web Self-Service

Customer Portal gives organizations the ability to create and manage a branded, highly interactive online customer experience 24-hours-a-day. Customer Portal utilizes artificial intelligence technology that “learns” how customers search for and use knowledge base information. Features include knowledge syndication to present knowledge base information on any public page, whether that is the organization’s own web page or a partner’s.

•	Mobile

Mobile extends the web experience for use with the latest generation of mobile devices. Our mobile templates allow clients to manage and offer different experiences to different browsers, and deliver the right consumer experience for each mobile device.

•	Chat and Co-Browse

Live chat customer service software facilitates real-time, online chat sessions between an organization’s agents and customers visiting a website. Chat helps to resolve customer issues and increase purchase conversion rates. Co-Browsing extends the value of the web experience by providing a visual connection between agents and their online visitors. Coupled with a chat session or phone call, agents are able to provide expert support by guiding customers through the website in real-time.

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

RightNow Socialtm Experience

Enables organizations both to listen and respond to conversations with their consumers on the social web and to build branded communities to cultivate their own conversations. RightNow’s social solutions are integrated into our complete customer experience solution that helps ensure consistency in customer information management, knowledge management and customer experience processes.

•	CX for Facebook

Extends an organization’s customer experience strategy to Facebook, to one of the world’s most popular and fastest-growing social networks. Gives customers multiple options for interacting with an organization — including self-service, crowd-service, and agent-assisted service — directly from a customer service tab on a Facebook page.

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

Enables agents to efficiently and effectively engage customers proactively in the social cloud, monitoring Twitter, YouTube, RSS-enabled sites, and RightNow powered communities, follow relevant discussions, and determine actionable next steps such as proactive outreach or creation of a service case based on information gathered.

RightNow Contact Centertm Experience

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

Provides a single unified view into all customer information and interaction history regardless of contact channel. Scripting, contextual workspaces and desktop workflow guide agents with contextually relevant, just-in-time knowledge and best practices and enable the delivery of a consistent customer experience and efficient interaction.

RightNow Engagetm

Providing the horizontal service, sales, and marketing business processes that support, span, and inter-connect the web, social and contact center experiences. RightNow Engage helps enable organizations to provide seamless, personalized customer experiences through proactive engagement, actionable customer feedback, and deep business insight.

•	Service-Sales-Marketing

The traditional customer relationship management (“CRM”) operational business processes, designed for consumer-centric business:

•	Service: Business processes that support efficient and effective problem resolution and customer support across channels.

•	Sales: Business processes that support revenue-generation, such as sales automation, opportunity management, and upsell and cross-sell.

•	Marketing: Business processes that drive personalized, proactive customer communication such as email marketing, lead generation and campaign management.

•	Customer Feedback:

Facilitates the delivery of a superior customer experiences across web, social, and contact center by enabling organizations to gather the voice-of-the-customer in real-time across every customer touch point and take immediate action.

•	Analytics:

Managerial and operational insight to measure and analyze customer experiences, highlight areas of improvement, and identify trends to anticipate customer needs.

RightNow CX Cloud Platformtm

RightNow CX Cloud Platform provides a platform for scalability, performance, flexibility and security and offers a set of foundational elements that help enhance value and infuse knowledge across the RightNow CX applications, enabling the delivery of a positive customer experience.

•	App Builder:

Enables organizations to rapidly create, extend, configure and integrate customer experience applications on the RightNow CX Cloud platform. App builder is comprised of the following:

•	Custom Objects: allows integrators and administrators to create and customize business objects in the RightNow database schema, enabling them to create new applications, interaction channels, and components on the RightNow CX Cloud platform.

•	Connect: enables developers and integrators to leverage open standards-based API capabilities to rapidly and cost-effectively integrate RightNow CX into virtually anything, including desktop applications, backend systems, telephony systems, and the web. This allows organizations to unify their systems data to provide insightful information exchanges across all customer touch-points.

•	Experience Design: allows business administrators and designers to easily configure RightNow CX for engaging experiences. With visual design tools and standard web languages, users can quickly tailor workflows, workspaces, business rules and process definitions to design consistent multi-channel customer experiences.

•	Knowledge Foundation

A set of intelligent authoring, social collaboration and access tools for delivering relevant knowledge across all customer touch-points. RightNow’s patented, self-learning knowledge foundation uses each interaction across the web, social and contact center experiences to continuously improve the knowledge it delivers.

•	RightNow Natural Language Search

Offers a unique semantic search technology designed to deliver premium experiences across all channels of interactions. The RightNow Natural Language Search contains industry specific linguistic dictionaries and advanced algorithms that comprehensively understand query intent. The result is the highest level of relevancy achievable for every query, in every supported language and industry.

RightNow Mission Critical Operations

A cloud delivery platform that provides the reliability, security, and scalability demanded for mission-critical business. Includes:

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

Our business processes are designed to make it easy to buy from us. Beginning January 2010, we introduced the Cloud Services Agreement (CSA), which gives our customers an arrangement that offers greater flexibility, and is an easy to read, plain-English framework for purchasing. Among other things, the CSA includes annual termination for convenience, price transparency for up to six years, ability to purchase annual pools of capacity, and cash service level credits. We identify performance targets and offer cash service level credits where we fail to meet these targets.

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

During 2010, we continued to expand our professional service organization with new investments in both partner relationships and additional employees. These investments are expected to allow us to engage in more complex deployments, add scalability to our business and help drive our growth.

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

During 2010, we continued to develop our worldwide partner relationships to enhance the delivery of an optimized customer experience for our shared clients. Our partner program is focused on three core strategies — extend market reach and penetration, expand our implementation delivery providers and extend the RightNow CX solution. These partners represent many of the world’s largest customer care outsourcers, including Convergys, Teleperformance, and TELUS.

In addition, we continued to develop an ecosystem of business and technology alliance partners. These relationships with leading independent software companies, systems integrators, and contact center infrastructure providers have opened up new opportunities for our direct sales organization and have created a host of complementary solutions for our customers.

Our partners include Birst, Sterling Commerce, TARGUSinfo, Boomi, Pervasive, OpenMethods, Interactive Intelligence, Language Weaver, and Sajan.

We believe these partnerships have enabled our direct sales organization to expand its contact base in key accounts, and enhance and differentiate the RightNow CX solution, and we believe ultimately will develop larger and more profitable enterprise sales opportunities.

In those international markets where we do not have a direct selling presence, we rely on system integrators and resellers to offer RightNow CX solutions. This strategy is primarily employed in mainland Europe, New Zealand, Asia, and Latin America.

Our marketing department promotes the awareness of our brand, manages generation of client leads, and oversees public and industry analyst relations. To expand our client base, we have also developed and expect to continue to increase innovative marketing initiatives.

Clients and Backlog

As of December 31, 2010, we had approximately 1,900 active clients in various industries with sales generated approximately 20% from technology, 20% from public sector, 13% from retail/consumer packaged goods, 13% from entertainment, 6% from financial services, 10% from telecommunications, 6% from travel and hospitality, and 12% from various other industries. For the year ended December 31, 2010, approximately 41% of our sales were generated from entities with over $1 billion in annual sales, 39% of our revenue was generated from entities with less than $1 billion in annual revenue and 20% of our revenue was generated from government/educational institutions. No single client accounted for more than 10% of our revenue in

2008, 2009, or 2010. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2009 and December 31, 2010, respectively.

Please refer to Note 1 (c) of our Notes to Consolidated Financial Statements for financial information about our geographic areas.

Total backlog is as follows (in thousands):

	December 31,
	2009	2010

Current committed backlog	$117,600	$126,860
Non-current committed backlog	57,020	27,314

Total firm committed backlog	174,620	154,174
Current backlog subject to termination for convenience	3,400	21,759
Non-current backlog subject to termination for convenience	1,980	119,897

Total backlog	$180,000	$295,830

Total backlog, which represents total invoiced and uninvoiced deferred revenue, was approximately $180 million and approximately $296 million as of December 31, 2009 and December 31, 2010, respectively. Current total backlog, which is the portion of backlog expected to be recognized as revenue within the next twelve months, was approximately $121 million and approximately $149 million as of December 31, 2009 and December 31, 2010, respectively.

Due to our introduction of the CSA beginning January 2010, our uncommitted backlog increased during the year ended December 31, 2010 as compared to the year ended December 31, 2009. In addition, certain of our arrangements with the federal government include multi-year awards from the federal government. We include within uncommitted backlog unexercised options in our multi-year award contracts with the federal government. Due in part to including unexercised options under the federal government multi-year award contracts within backlog, our uncommitted backlog increased during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

To date, our cancellations under the CSA have been less than 2% of our total backlog. Based on cancellations to date, and the potential for future cancellations, we cannot provide assurance that termination for convenience will not be exercised in the future. Based on our past experience with the federal government, future year options are generally exercised if funds are appropriated. However, we cannot assure this outcome. As a result of the CSA and multi-year award contracts with the federal government, we expect the proportion of total backlog that is uncommitted to continue to increase in the future.

Additionally, a right to terminate for convenience exists in certain of our business contracted with the federal government, and with commercial customers that have non-CSA agreements. In the case of federal government customers, some of the business that is contracted with this group falls under the termination for convenience guidelines as set forth in the Federal Acquisition Regulations (FARs). The FARs allow the federal government to terminate these arrangements at its option. The majority of our business with the federal government is sold through reseller arrangements that do not include termination for convenience provision(s). A minority of our arrangements are sold either directly to the federal government or through resellers under contracts that do include a right of termination for convenience in accordance with the applicable FARs. We treat this backlog as uncommitted.

The backlog not recorded on our balance sheet represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

We expect that the amount of backlog may change from year-to-year and quarter-to-quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of noncancelable subscription agreements, the specific timing of customer renewals, fluctuations in foreign currency exchange rates, the timing of revenue recognition, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed or if customers made additional purchases during the contract period. Low unbilled backlog revenue attributable to a particular subscription agreement is typically associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of backlog revenue may change from year-to-year and quarter-to-quarter depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are generally not a reliable indicator of future revenues.

Product Development and Technology

Our product development efforts are focused on improving and enhancing our existing solutions and service offerings as well as developing new proprietary technology. Our product roadmap incorporates our long-term strategic view of our market and incorporates customer feedback to improve and enhance our products. We currently are developing products and solutions to broaden and deepen our offerings beyond what is offered in the traditional CRM market. We are focusing on building applications that not only improve the internal business processes, but also improve the end-customer experience. We allow our clients to run different versions of our software and provide customers the ability to plan, schedule and implement upgrades of new releases. Our support and development efforts are focused only on the current and future releases of our products. We provide support for our software versions for 24 months, and self-service support for 18 months after that. Our research and development expenses totaled approximately $18.3 million in 2008 and $20.2 million in both 2009 and 2010.

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

Intellectual Property

Our success depends to a significant degree upon the development and protection of our intellectual property rights. We believe we have a rich repository of intellectual property. Our intellectual property assets include thirteen issued U.S. patents, twelve pending U.S. patents, six issued European patents, eleven U.S. trademark registrations, two pending U.S. trademark registrations, and multiple foreign trademark registrations. The majority of our patents and patent applications concern our knowledgebase technology, including processes relating to the relative usefulness ranking and the order of display of retrieved information in the knowledgebase; the ability of the knowledgebase to suggest related information to a user accessing the knowledgebase; and the ability of the knowledgebase to produce a relational map of help information items based on the historical usage patterns of customers accessing the knowledgebase. Our patent portfolio also includes patents and patent applications that relate to our voice technology, social, marketing and sales solutions.

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

Method of Clustering Automation and Classification Techniques.  This invention covers a method for automatically classifying and summarizing related information in a hierarchical manner. The system comprises the steps and means for the presentation and analysis of collected data through the application of four distinct processes: feature selection, clustering, classification and summarization. This patent continues until August 2022.

Method and System for Sending Bulk Electronic Messages.  This patent describes our test cell technology used in the marketing automation product through the creation and transmission of electronic messages sent in bulk to a targeted audience. This patent continues until November 2025.

System for Automated Control and Reporting of Sales Process.  This patent describes our process builder and workflow engine for sales automation. This patent continues until December 2025.

Automated Adaptive Classification System for Non-Probabilistic Knowledge Networks.  This patent describes a method of relating newly published information to existing information in a knowledge base, leading to more accurate information retrieval. This patent continues until April 2020.

Leveraging User-to-User Interactions in a Knowledgebase Using a Forum Interface.  This patent converts a forum into an accessible relevant source of information by turning threaded discussion in forums into incidents in our knowledgebase. By using the applications artificial intelligence to enable the relevant answers to rise to the top and the irrelevant to be discarded, users can search for and obtain useful information from forum interactions. This patent continues until October 2028.

The following European Patent is validated in six countries:

System and Method for Generating a Dynamic Interface via a Communications Network (European Patent and Corresponds with US approved patent above)  This patent utilizes an automatic phone support system through a knowledge base of responses with menu selections on an automated phone system or other response system to present the most frequently used items earlier in the option list, or otherwise orders options and information. The six countries that have validated the patent will each share the patent number and each is considered a separate patent. The six countries are France, Germany, Ireland, Switzerland/Liechtenstein, the Netherlands, and the United Kingdom.

Our registered United States and foreign trademarks are RIGHTNOW® (US, Japan, European Union), RIGHTNOW TECHNOLOGIES® (stylized) (Canada), BRILLIANT ANSWERS® (Australia), LOCATOR® (US), RIGHT NOW® (US), RIGHTNOW TECHNOLOGIES & Design® (European Union), RIGHTNOW TECHNOLOGIES (& Design)® (Australia, Japan), SALESNET® (Canada, European Union, US), SALESNET & DESIGN®, (Canada), SMARTASSISTANT® (Australia, Canada, European Union, Japan and US), HIVELIVE® (US), HIVELIVE and DESIGN® (US), SOCIAL BY DESIGN® (US), LIVECONNECT® (US), and Q-go® (Australia, European Union, and US) . We use our “RightNow” mark as a descriptor of all of our products. These marks continue indefinitely, subject to continuous use and payment of registration fees at the statutorily required intervals. We also use the following common law marks “RightNow CXtm,” “RightNow Analyticstm,” “RightNow CX Cloud Platformtm,” “RightNow Contact Centertm,” “RightNow Marketingtm,” “RightNow Engagetm,” “RightNow Feedbacktm,” RightNow Salestm,” “RightNow Servicetm,” “SmartSensetm,” “RightNow Socialtm,” “RightNow Voicetm,” “RightNow Webtm,” “RightNow Chattm,” “RightNow Offer Advisortm,” “RightNow Connecttm,” “RightNow Intent Guidetm,” and “RightStarttm.” Other trademarks, trade names or service marks appearing in this report are the property of their respective holders.

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

Competition

The CRM software market consists of three major market segments: customer service, sales force automation and marketing automation. Within this segmentation, vendors are offering solutions through either on-demand or traditional on-premise delivery methods. We compete in all segments of the CRM software market and believe that we are the leader in on-demand customer service.

The market for CRM solutions is highly competitive and fragmented and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants.

We face competition from other companies currently providing customer service solutions, some of which offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, Inquira Software, Inc., Kana Software, Inc., Liveperson, Microsoft Corporation, Moxie Software, Oracle Corporation, Parature, SAP AG, and salesforce.com. In interactive voice response technology, competing vendors include Angel.com, Microsoft, and Voxify. Social CRM competitors include Lithium and other niche social providers.

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

Employees

As of December 31, 2010, we had 920 full-time employees. Of the total employees, we had 310 in sales and marketing, 194 in software development, 193 in professional services, 119 in technical support and hosting, and 104 in finance and administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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

International sales comprised 27% and 31% of our revenue for the years ended December 31, 2009 and 2010, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

•	fluctuations in foreign currency exchange rates;

•	political, social and economic instability, including terrorist attacks and security concerns in general;

•	adverse changes in tariffs and other protectionist laws and business practices that favor local competitors;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards and burdens of complying with a variety of foreign laws, including employment, tax, privacy and data protection laws and regulations;

•	reduced protection for our intellectual property in some countries;

•	expenses associated with localizing products for foreign countries, including translation into foreign languages; and

•	import and export license requirements and restrictions of the United States and each other country in which we operate.

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

We had an accumulated deficit of $30.0 million as of December 31, 2010. We expect to continue to incur significant sales and marketing, professional services, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past or at all. Even though we were profitable during the year ended December 31, 2010, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

We face intense competition, and our failure to compete successfully could make it difficult for us to add and retain clients and could reduce or impede the growth of our business.

The market for customer relationship management (“CRM”) solutions is highly competitive and fragmented, and is subject to rapidly changing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. Increased competition could result in commoditization, pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients, and our business, financial condition and results of operations will be seriously harmed.

We face competition from:

•	companies currently providing customer service solutions, some of whom offer hosted services, including BMC Software Corporation, Inc., eGain Communications Corporation, Inquira Software, Inc., Kana Software, Inc., Liveperson, Microsoft Corporation, Moxie Software, Inc., Oracle Corporation, Parature, SAP AG, and salesforce.com;

•	CRM systems that are developed and maintained internally by businesses;

•	CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•	outsourced contact center providers that bundle solutions and agent labor in their service offerings;

•	new companies entering the CRM software market, the on-demand applications market and the on-demand CRM market, or expanding from any one of these markets to the others;

•	voice system integrators and voice-enabled IVR technology providers, such as Angel.com, Microsoft, and Voxify; and

•	social CRM providers, such as Lithium and other niche social CRM providers.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations decline or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•	general economic, industry and market conditions;

•	fluctuations in foreign currency exchange rates;

•	the mix of revenue between subscription arrangements, professional services and license arrangements as sales commissions are generally expensed ratably over the term of an agreement for subscription services, and expensed when invoiced for license arrangements and professional services;

•	changes in the mix of revenue between recurring revenue and professional services revenue, because the gross margin on professional services is typically lower than the gross margin on recurring revenue;

•	changes in the mix of voice self-service applications sold and/or usage volume, because the gross margin on voice self-service applications is typically lower than the gross margin on our sales, marketing, feedback and service applications;

•	the timing of contracts signed and amount of usage fees;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	stock price volatility, employee exercise behaviors, and stock option or restricted stock unit forfeiture rates, or changes in the number of stock options or restricted stock units granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

•	changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;

•	the purchasing and budgeting cycles of our clients; and

•	changes in tax rate affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to use our net operating losses.

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

Due to the foregoing factors, and the other risks discussed in this report, you should not rely only on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

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

Prior to January 2010, our solutions had primarily been sold pursuant to time-based agreements that had been typically subject to renewal every two years or less and our clients have no obligation to renew. Beginning January 2010, we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. If cancellations under the CSA increase, our business, financial condition and results of operations will be materially adversely affected. Additionally, certain of our time-based agreements with the federal government are subject to annual appropriated funding. Because our clients may elect not to renew, or the federal government may not appropriate funding, we may not be able to consistently and accurately predict future renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, or the availability and pricing of competing products. If large numbers of existing clients do not renew, or renew on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be materially adversely affected.

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

As of December 31, 2010, over 95% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own or lease and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, the Netherlands, New Jersey and England. Some of our Canadian customers are hosted on equipment that is owned and operated by a Canadian partner, and some of our U.S. Department of Defense customers are hosted on equipment that is owned by the Defense Information Services Agency. With our recent acquisition of Q-go we also have the use of a data center in the Netherlands through a managed service contract, using equipment that is leased from a third party. In addition, our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, and cause us to issue credits or pay penalties or cause clients to fail to renew their licenses, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Additionally, beginning the first quarter of 2009, we have a software as a service level credit program, which provides for a partial rebate if we fall short of our system availability objective. If we fail to meet this objective for one or all of our customers, we may have to pay a substantial amount of money, which may impact cash reserves, revenue recognition, and our reputation.

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

Further, our software products contain open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no case law governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. Use of open source standards also may make us more vulnerable to competition because the public availability of open source software could make it easier for new market entrants and existing competitors to introduce similar competing products quickly and cheaply.

The market for our on-demand application services is not at the same stage of development as traditional on-premise enterprise software, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for on-demand application services is not as mature as the market for traditional on-premise enterprise software, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand application services in general and for on-demand RightNow CX applications in particular. The willingness of companies to increase their use of any on-demand application services is in part dependent on the actual and perceived reliability of hosted solutions. These perceptions may differ among countries. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. While we have supported traditional on site deployment of our software applications, widespread market acceptance of our on-demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

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

If we are unable to successfully develop and sell new and enhanced versions of our solutions, or introduce new solutions for the customer service market, our financial performance will suffer. In recent years, we have expanded our CRM solution offering to include sales, marketing, feedback, social, natural language and voice-enabled applications. Additionally, we have focused on eService solutions to call centers. Our efforts to expand our solution in order to improve the customer experience may not be successful in part because certain of our competitors may have greater experience or brand recognition in the market or because they have greater financial resources that they can use to develop or acquire superior products. In addition, our efforts to expand our on-demand software solutions may divert management resources from our existing operations and require us to commit significant financial resources to a market where we are less proven, which may harm our business, financial condition and results of operations.

Recently completed and/or future acquisitions could disrupt our business and harm our financial condition and results of operations.

In order to expand our addressable market, we may decide to acquire additional businesses, products and technologies. In January 2011, we acquired Q-go.com B.V. The acquisition of Q-go.com and any potential future acquisitions could require significant capital infusions into the acquired business and could involve many risks, including, but not limited to, the following:

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

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

As a result of our sale of $175.0 million of 2.50% convertible senior notes in November 2010 (the “Notes”), we now have long-term debt that we have not had to maintain in the past.

Our maintenance of indebtedness could have important consequences because:

•	it may impair our ability to obtain additional financing in the future;

•	an increased portion of our cash flows from operations may have to be dedicated towards making semi-annual interest payments and repaying the principal in 2015;

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our ability to generate sufficient cash to pay our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. If we are at any time unable to generate sufficient cash to pay our debt obligations, we may be required to attempt to renegotiate the terms of our debt obligations, seek to refinance all or a portion of our debt obligations or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Failure to make a payment on our debt obligations could also result in acceleration of all of our debt obligations, including the Notes, which would materially adversely affect our business, financial condition and results of operations.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including additional shares associated with the potential conversion of the Notes, and thereby materially and adversely affect the market price of our common stock and the trading price of the Notes and cause dilution to existing stockholders.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock.

Because the Notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the Notes. In addition, the existence of the Notes may encourage short selling in our common stock by market participants because the conversion of the Notes could depress the price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. The issuance of additional shares of our common stock, including upon conversion of some or all of the Notes, will also dilute the ownership interests of existing holders of our common stock. Dilution will be greater if the conversion rate of the Notes is adjusted upon the occurrence of certain events.

We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change or at the option of the holders of the Notes on certain dates.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change repurchase price if holders submit their Notes for repurchase by us upon the occurrence of fundamental change or at the option of the holders of the Notes on certain dates. If we fail to repurchase the Notes that are tendered for repurchase, we will be in default under the indenture governing the Notes. Our inability to pay for the Notes that are tendered for repurchase could materially and adversely affect our business, financial condition and results of operations.

The fundamental change provisions in the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights in the Notes, which allow Note holders to require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change and the provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change could make it more difficult or expensive for a third party to acquire us, which could discourage transactions that might otherwise be beneficial to investors.

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

On November 17, 2010, we announced that our Board of Directors had approved a $15 million increase (for a total of $25 million) to our common stock repurchase program that was previously announced July 28, 2010. The additional authorization became effective November 19, 2010. The repurchase program will stay in place until November 2012. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Domestic and international laws and regulations, and legislative and regulatory initiatives, may adversely affect our clients’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our solutions. A number of countries, including European Union members and Japan, have imposed restrictions, more stringent than those in the U.S., on the collection and use of personal data that impose significant burdens on subject businesses. If we fail to comply with those more stringent requirements or there is a perception in those countries that we are non-compliant our sales in those countries may be adversely affected.

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

At December 31, 2010, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 23% of our outstanding common stock and, together with other officers, directors and other members of senior management, have voting power over approximately 30% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers, directors and other members of senior management, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Bozeman, Montana, where we lease approximately 30,000 square feet with a term that expires in March 2021, and approximately 22,000 square feet under two leases with terms that expire in March and June 2015. Additionally, we have a lease agreement for an additional 29,000 square feet in Bozeman with a term that expires in February 2017. We also currently occupy a number of sales and service offices in California, Colorado, Illinois, New Jersey, New York, Texas, Virginia, Australia, Germany, Japan, the Netherlands, Spain and the United Kingdom, where we lease or license the use of an aggregate of approximately 80,000 square feet under multiple agreements, which have terms that expire between February 2013 and February 2017. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 11(a) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” for information regarding our lease obligations.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	(Removed and Reserved).

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Securities

The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Global Market Index and the Standard Industrial Code Index for Prepackaged Software for the period from December 31, 2005, to December 31, 2010, the last trading day of 2010.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
RIGHTNOW TECHNOLOGIES, INC., NASDAQ MARKET INDEX AND
PREPACKAGED SOFTWARE

(PERFORMANCE GRAPH)
ASSUMES $100 INVESTED ON DEC. 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

The graph above assumes that $100 was invested in the common stock of RightNow at its closing price and in each index, on December 31, 2005, and that all dividends were reinvested. RightNow has not paid or declared any cash dividends on its common stock. The Standard Industrial Code (“SIC”) used is 7372 — Prepackaged Software.

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

Market Information for Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol RNOW. The table below reflects the quarterly high and low per share sales prices of our common stock for the period January 1, 2009 through December 31, 2010, as reported by The Nasdaq Global Market. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Quarter Ended	Mar 31	June 30	Sept 30	Dec 31

Year ended December 31, 2009
Common stock price per share:
High	$9.00	$11.86	$14.63	$17.89
Low	5.84	7.00	10.69	13.65
Year ended December 31, 2010
Common stock price per share:
High	$17.88	$19.92	$19.70	$27.76
Low	14.29	13.55	14.54	19.42

Holders

On February 28, 2011, there were approximately 76 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On November 17, 2010, we announced a $15 million increase (for a total of $25 million) to our common stock repurchase program that was previously announced July 28, 2010. The additional authorization became effective November 19, 2010. The repurchase program will stay in place until November 2012. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission. We cannot assure you that any further repurchases will be made under this program. If any repurchases are made, we also cannot assure you as to the amount or frequency of repurchases we may make under this program.

The table below summarizes the current year repurchase history under the share repurchase program (in thousands, except average price paid per share):

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	may Yet be Purchased
	Total Number of	Avg. Price Paid	Publicly Announced	Under the Repurchase
Fiscal Year 2010	Shares Purchased	Per Share	Repurchase Program	Program

November 19-30	50	$24.56	50	$23,767
December 1-30	531	24.31	531	12,910

Total Fiscal Year 2010	581	$24.33	581	$10,857

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010 and 2009, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008, 2007 and 2006, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue:
Recurring revenue	$86,257	$86,983	$102,576	$115,395	$147,345
Professional services	24,131	25,094	37,859	37,292	38,177

Total revenue	110,388	112,077	140,435	152,687	185,522
Cost of revenue:
Recurring revenue	13,260	18,411	20,397	20,948	23,609
Professional services	19,110	22,012	30,440	26,610	31,453

Total cost of revenue	32,370	40,423	50,837	47,558	55,062

Gross profit	78,018	71,654	89,598	105,129	130,460

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Operating expenses:
Sales and marketing	61,504	65,118	67,628	64,751	79,395
Research and development	14,478	17,084	18,292	20,221	20,154
General and administrative	9,578	11,500	13,615	15,801	18,706

Total operating expenses	85,560	93,702	99,535	100,773	118,255

Income (loss) from operations	(7,542)	(22,048)	(9,937)	4,356	12,205
Interest and other income, net	3,064	3,683	2,696	2,094	345

Income (loss) before income taxes	(4,478)	(18,365)	(7,241)	6,450	12,550
Benefit (provision) for income taxes	(530)	(276)	(42)	(579)	15,840

Net income (loss)	(5,008)	(18,641)	(7,283)	5,871	28,390

Net income (loss) per share(1):
Basic	$(0.16)	$(0.56)	$(0.22)	$0.18	$0.88
Diluted	(0.16)	(0.56)	(0.22)	0.18	0.83
Shares used in the computation(1):
Basic	32,241	33,078	33,362	31,752	32,156
Diluted	32,241	33,078	33,362	32,336	34,568

(1)	See Note 1, (q) Net Income (Loss) per Share in our Notes to Consolidated Financial Statements for an explanation of the calculation of basic and diluted income (loss) per share and for an explanation of the determination of the number of weighted average shares used for such calculations.

	December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,208	$43,681	$51,405	$41,546	$181,948
Short-term investments	39,127	52,644	34,412	54,977	94,759
Long-term investments	—	—	4,963	—	—
Working capital	50,374	45,063	34,075	26,235	206,592
Total assets	178,242	173,786	162,337	164,435	378,879
Deferred revenue	114,578	114,660	113,198	101,327	93,319
Long-term debt, less current portion	85	68	22	—	175,000
Total stockholders’ equity	47,474	38,181	27,183	40,242	79,597

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

RightNow Technologies provides RightNow CX, a cloud-based suite of customer experience software and services designed to help consumer-centric organizations improve customer experiences, reduce costs and increase revenue. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. Our technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email, web, chat, and social interactions. Additionally, through our on demand delivery approach, or software-as-a-service (“SaaS”), we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and helping our customers maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help them achieve their strategic objectives and better meet the needs of those they serve.

We released our initial version of RightNow Servicetm in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, including RightNow Marketingtm, RightNow Salestm, RightNow Feedbacktm, and RightNow Cloud Monitortm, which automate aspects of marketing campaigns, sales operations, and customer monitoring. In February 2007, we initiated a quarterly release cycle which allows us to deliver new product capabilities to customers every three months. During 2010, we again demonstrated our commitment to deliver new solutions that we believe push the customer experience to new levels. We added new features for mobile and social interaction, two of the experiences where companies are seeing more activity within their customer bases. We released RightNow CX for Facebook, which takes the customer experience to a different level, allowing our customers to provide the same high-quality customer experience regardless of where their customer wants to interact. We developed new tools to make it easier for our customers to update, customize and modify their customer experience, so they can have greater influence on how consumers experience their brands. In January, 2011, we acquired Q-go.com B.V., a natural language search provider. Q-go’s leading edge technology has been proven to drive higher conversion rates, increase revenue and improve web visitor experiences. Our products served approximately 3.2 billion customer interactions, or unique sessions hosted by our solutions, during the year ended December 31, 2010. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.

Sources of Revenue

Our revenue is derived from fees for software, hosting and support, and fees for professional services. “Recurring revenue,” referred to in this report, includes software, hosting and support revenue from subscription agreements and term licenses.

Recurring revenue includes fees earned under subscriptions and software license arrangements. Subscription arrangements are for a fixed term and include a bundled fee to access the software and data through our hosting services and support services. Subscription revenue is recorded ratably over the length of the agreement. Through our hosting services, we provide remote management and maintenance of our software and customers’ data. Customers access hosted software and data through a secure Internet connection. Support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis.

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

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue consists primarily of salaries and related expenses (such as employee benefits and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for voice enabled CRM applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets, amortization of capitalized internally developed computer software and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, and depreciation for furniture and equipment, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category. We anticipate that we will incur additional hosting, support, employee salaries and related expenses, to support delivery of our solutions in the future.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for employees in sales and marketing, including commissions and bonuses, advertising, marketing events, corporate communications, product management expenses, travel costs and allocated overhead. For subscription arrangements, we expense the related sales commission in proportion to the revenue recognized. We expense our sales commissions on license and professional service arrangements when earned, which is typically at the time the related sale is invoiced to the client. Since the majority of our historical revenue has been from recurring revenue recognized over time, we have experienced a delay between increasing sales and marketing expenses and the recognition of the corresponding revenue. We expect to increase sales and marketing expenses in absolute dollars as we continue to hire additional sales and marketing personnel to increase the level of sales and marketing activities in the future.

Research and Development Expenses.  Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. In 2009 we began to capitalize costs of internally developed computer software to be sold as a service, which were incurred during the application development stage. We capitalized approximately $550,000 and $4.7 million of cost of internally developed computer software as of December 31, 2009, and December 31, 2010, respectively. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings. We also expect that the capitalized cost of internally developed computer software will increase as we continue to sell and deliver our solution as a service in the future.

General and Administrative Expenses.  General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel, professional fees, other corporate expenses and allocated overhead. We anticipate that we will incur additional employee salaries and related expenses, professional service fees and insurance costs related to the growth of our business and operations in the future.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, fluctuations in foreign currency exchange rates, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. These assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, valuation of receivables and deferred tax assets, accounting for share-based compensation, and internal use software capitalization. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable; the recoverability of our property and equipment and intangible assets; valuation allowances for receivables and deferred income tax assets; estimates of expected term and volatility in determining share based compensation expense; and internal use software capitalization. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Revenue Recognition

We sell substantially all products under subscription arrangements (“subscriptions”). For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on-demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and these arrangements are considered service contracts which are outside the scope of Industry Topic 985, Software.

In the first quarter of 2010, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”). ASU 2009-13, which amended FASB Topic 605-25, “Multiple-Element Arrangements,” changes the level of evidence of fair value of an element to allow an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables when vendor specific objective evidence or third-party evidence of selling price is not available and requires that revenue be allocated among the elements on a relative fair value basis. The adoption of ASU 2009-13 did not have a material impact on the timing or amount of revenue recognized as we had established fair value for all elements in the vast majority of our historical subscription arrangements.

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

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more-likely-than-not that some portion of the deferred tax asset will not be realized.

We adopted Topic 740, Income Taxes, and it did not have a significant impact on our financial position or results of operations. Topic 740 requires judgment when evaluating tax positions. Our judgment includes, but is not limited to, an evaluation of our material positions taken on tax return filings. The ultimate resolution of tax issues, if any, may result in a significant change to our recorded tax assets and liabilities.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions are not more-likely-than-not to be sustained despite our belief that the tax return provisions are reasonable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Year Ended
	December 31,
	2008	2009	2010

Revenue:
Recurring revenue	73%	76%	79%
Professional services	27	24	21

Total revenue	100	100	100

Cost of revenue:
Recurring revenue	14	14	13
Professional services	22	17	17

Total cost of revenue	36	31	30

Gross profit	64	69	70
Operating expenses:
Sales and marketing	48	43	43
Research and development	13	13	10
General and administrative	10	10	10

Total operating expenses	71	66	63

Income (loss) from operations	(7)	3	7
Interest and other income, net	2	1	0

Income (loss) before income taxes	(5)	4	7
Benefit (provision) for income taxes	0	0	8

Net income (loss)	(5)%	4%	15%

The following table sets forth our on-demand customer interactions and our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2008	2009	2010

Customer interactions (in millions)	2,099	2,494	3,163
Revenue by type:
Recurring (subscriptions, term licenses, hosting and support)	73%	76%	79%
Professional services	27	24	21
Revenue by geography in:
North America	69%	73%	69%
Europe	23	19	19
Asia Pacific	8	8	12

Overview of 2010

Our specific goals in 2010 were to accelerate growth and continue to expand operating margins. We continued to innovate around the customer, and expanded our CX suite every quarter with new capabilities. We introduced the CSA, a new easier way to buy CX, which included longer terms, annual customer termination for convenience provisions, annual usage alignment, annual pools of capacity, six-year price commitment, and service level credits.

Total revenue for 2010 was $185.5 million, compared to 2009 revenue of $152.7 million. Total revenue growth of 22%, was driven by our recurring revenue growth. Recurring revenue increased 28% in 2010 over 2009, primarily due to expansion within the current customer base, new customer acquisitions, timing of contracts signed in the year and more usage fees in the year. We believe our latest product, RightNow CX, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and generally higher average transaction prices per customer. Additionally, we believe our expanded contact center offerings and our strategy to win small, initial deals with customers (“land”) and then grow our customer penetration based on measurable success (“expand”) resulted in increased revenue.

As part of our objective to expand operating margins while still making investments in customer satisfaction, we continued to invest in our operations by adding sales and marketing personnel to increase sales, increased headcount to assist with technical support and delivering our solutions, and increased hosting support and telecom maintenance to support our government secure cloud. We added headcount to staff the COEs to combine cross-functional teams and capabilities to increase client value through best practices, increased innovation and sharing of customer experience expertise. We introduced CSMs to ensure our clients maximize the use of our tools. We also invested in our research and development group to continue to enhance and expand RightNow CX and automate quality assurance.

These investments caused total expenses to increase in absolute dollars, but as a percentage of revenue during 2010 total expenses decreased 3%. Total revenue growth, primarily driven by recurring revenue growth, resulted in an improvement of our operating income as a percentage of revenue from 3% in 2009 to operating income as a percentage of revenue of 7% in 2010.

When compared to the year ended December 31, 2009, our results were impacted by the strength of the U.S. dollar for the year ended December 31, 2010 relative to the Australian dollar, British pound, and Euro. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on a comparison to currency exchange rates during the prior year. For example, total revenue in the year ended December 31, 2010 increased by $32.8 million, or 22% over total revenue reported in 2009. If weighted-average currency exchange rates in the year ended December 31, 2010 had remained constant with December 31, 2009, total revenue as of December 31, 2010 would have increased by approximately $31.6 million, which is $1.2 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the year ended December 31, 2009 and 2010 had a favorable impact on total revenue of approximately $1.2 million, or 1%. Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2009 and 2010 had a favorable impact on deferred revenue of approximately $520,000. Expenses associated with international revenue are primarily paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total cost of revenue and operating expenses in the year ended December 31, 2010 increased by $25.0 million, or 17% over total cost of revenue and operating expenses reported in the year ended December 31, 2009. If weighted-average currency exchange rates in the year ended December 31, 2010 had remained constant with 2009, these total expenses as of December 31, 2010 would have increased by approximately $24.4 million, which is $640,000 less than the actual increase. In other words, the change in weighted-average currency exchange rates between the year ended December 31, 2009 and 2010 had an unfavorable impact on these total expenses of approximately $640,000, or 1%. The expenses most significantly exposed to currency exchange fluctuations are within sales and marketing and professional services cost of revenue.

For the year ended December 31, 2010, we generated $18.5 million of cash from operations compared to $16.1 million of cash from operations in 2009. Our cash and short-term investments balances increased to $276.7 million at December 31, 2010 from $96.5 million a year earlier, which was primarily due to $170.0 million of net proceeds from the issuance of convertible senior notes due in November 2030, and, to a lesser extent, strong collections, timing of new sales during the year, increased profitability over the prior year, and exercises of common stock options issued under our employee incentive plan. We grew our cash and short-term investment balances while at the same time using $14.1 million to repurchase 581,000 shares of our common stock under our expanded $25 million stock repurchase program that was announced in November 2010.

As of December 31, 2009, we had an accumulated deficit of $30.0 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Years Ended December 31, 2008, 2009 and 2010

Revenue

	Year Ended December 31,
			Percent		Percent
	2008	2009	Change	2010	Change
	(Amounts in thousands)

Recurring revenue	$102,576	$115,395	12%	$147,345	28%
Professional services	37,859	37,292	(1.5)	38,177	2

Total revenue	$140,435	$152,687	9%	$185,522	22%

Total revenue for 2010 was $185.5 million, an increase of $32.8 million, or 22%, over total revenue of $152.7 million for 2009, primarily due to an increase in recurring revenue. If weighted-average currency exchange rates in the year ended December 31, 2010 had remained constant with the weighted-average currency exchange rates in the year ended December 31, 2009, revenue during 2010 would have increased by approximately $31.6 million, which is $1.2 million less than the actual increase, with the majority of the currency rate impact within recurring revenue.

Recurring revenue for 2010 increased $31.9 million, or 28%, over recurring revenue of $115.4 million for 2009. If weighted-average currency exchange rates in the year ended December 31, 2010 had remained constant with the weighted-average currency exchange rates in the year ended December 31, 2009, recurring revenue during 2010 would have increased by $31.1 million, which is $820,000 less than the actual increase. Recurring revenue increased primarily due to expansion within the current customer base, new customer acquisitions, timing of contracts signed in the year and more usage fees in the year. We believe our latest product, RightNow CX, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and generally higher average transaction prices per customer. Average recurring revenue per customer increased as a result of sales capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, were approximately 3.2 billion in 2010 as compared to 2.5 billion in 2009.

Professional services revenue for 2010 increased $885,000 over 2009. If weighted-average currency exchange rates in the year ended December 31, 2010 had remained constant with the weighted-average currency exchange rates in the year ended December 31, 2009, professional services revenue during 2010 would have increased by approximately $478,000, which is $407,000 less than the actual increase. The professional services revenue increase was primarily due to greater billable utilization and several projects with higher rates per hour delivered during 2010 as compared to 2009.

Total revenue for 2009 was $152.7 million, an increase of $12.3 million, or 9%, over total revenue of $140.4 million for 2008. If weighted-average currency exchange rates in the year ended December 31, 2009 had remained constant with the weighted-average currency exchange rates in the year ended December 31, 2008, total revenue during 2009 would have increased by approximately $16.4 million, which is an additional $4.1 million, or a further 3%, with the majority of the unfavorable currency rate impact within recurring revenue.

Recurring revenue increased $12.8 million to $115.4 million in 2009, or 12%, over recurring revenue of $102.6 million for 2008 primarily due to expansion sales within our existing customer base, and new customer acquisitions over the comparable period. If weighted-average currency exchange rates in the year ended December 31, 2009 had remained constant with the weighted-average currency exchange rates in the year ended December 31, 2008, recurring revenue during 2009 would have increased by approximately $15.7 million, which is an additional $2.9 million, or a further 3%, representing an unfavorable exchange rate impact. Average recurring revenue per customer increased as a result of sales of capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers, were approximately 2.5 billion in 2009, a 19% increase over 2008.

Professional services revenue decreased $567,000, or (1.5)%, in 2009 over 2008, primarily due to currency exchange rate impact. If weighted-average currency exchange rates in the year ended December 31, 2009 had remained constant with the weighted-average currency exchange rates in the year ended December 31, 2008, professional services revenue during 2009 would have increased by approximately $600,000, which is an additional $1.2 million, or a further 3%, representing an unfavorable exchange rate impact.

Customers generally purchase professional services with initial license or subscription arrangements, and from time to time over the life of the contract. The mix of professional services revenue affects our profitability from period-to-period due to the lower gross profit earned on professional services as compared to the gross profit earned on recurring revenue.

Cost of Revenue

	Year Ended December 31,
			Percent		Percent
	2008	2009	Change	2010	Change
	(Amounts in thousands)

Recurring revenue	$20,397	$20,948	3%	$23,609	13%
Professional services	30,440	26,610	(13)	31,453	18

Total cost of revenue	$50,837	$47,558	(6)%	$55,062	16%

Total cost of revenue for 2010 was $55.1 million, an increase of $7.5 million, or 16%, over total cost of revenue of $47.6 million in 2009, primarily due to an increase in cost of professional services.

Cost of recurring revenue increased $2.7 million, or 13% in 2010 primarily due to increased headcount to assist with technical support and delivering our solutions and annual merit increases, which increased salaries and related expenses (such as bonuses and stock-based compensation) as well as common expense allocation

(such as payroll taxes, benefits, office rent, supplies and other overhead expenses), resulting in a combined expense increase of $1.3 million. Intangible asset amortization associated with the HiveLive acquisition and capitalized cost of internally developed computer software, hosting services and telecom maintenance to support our solutions increased $963,000. Third-party contractor expenses also increased $353,000 primarily to assist our upgrade team.

Average employee count in our recurring revenue support operations was 118 at the end of 2010 as compared to 110 at the end of 2009. As a percent of the associated revenue, the cost of recurring revenue was 16% in 2010 as compared to 18% in 2009. The reduction in the cost of recurring revenue as a percentage of associated revenue was due to our growth in recurring revenue.

Cost of professional services increased $4.8 million, or 18% in 2010. If weighted-average currency exchange rates in the in the year ended December 31, 2010 had remained constant with the weighted-average currency exchange rates in the year ended December 31, 2009, cost of professional services in the year ended December 31, 2010 would have increased $4.5 million, which is $305,000 less than the actual increase. In other words, the change in weighted-average exchange rates between the year ended December 31, 2009 and the year ended December 31, 2010 increased these total expenses by approximately $305,000, or 1%, representing an unfavorable exchange rate impact. Absent exchange rate impact, cost of professional services increased primarily due to increased headcount to assist with professional service implementations, annual merit increases, bonus achievement and increases in common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), which increased these expenses approximately $3.0 million. Additionally, third-party professional service expenses increased $1.1 million and travel related expenses increased $532,000 to assist with delivering our solutions.

Average employee count in our professional services operations was 188 at the end of 2010 as compared to 166 at the end of 2009. As a percent of the associated revenue, the cost of professional services was 82% in 2010 as compared to 71% in 2009. The increase in the professional service costs from the comparable 2009 period was primarily due to increased staffing costs, annual merit increases, third-party professional services, travel related expenses, and unfavorable foreign currency exchange rate impact.

Total cost of revenue for 2009 was $47.6 million, a decrease of $3.3 million, or (6)%, over total cost of revenue of $50.8 million in 2008, primarily due to a decrease in cost of professional services.

Cost of recurring revenue increased $551,000, or 3%, in 2009 as compared to 2008, due primarily to increased headcount to assist with technical support and delivering our solutions, which increased salaries and related expenses (such as salaries, bonuses and stock-based compensation) by $1.2 million, $215,000 of increased sub-contractor hours to assist with hosting, and $211,000 of increased telecom maintenance to support government secure pods. These costs were offset by decreased depreciation expense of approximately $620,000 associated with hosting operations, and improved hosting bandwidth service costs, which decreased $430,000 when compared to the year ended December 31, 2008.

Average employee count in our hosting and technical support operations was 110 at the end of 2009 as compared to 91 at the end of 2008. As a percent of the associated revenue, the cost of recurring revenue was 18% in 2009 as compared to 20% in 2008 due to improved leverage in our business model, combined with focused expense management.

Cost of professional services decreased $3.8 million, or (13)%, in 2009 as compared to 2008, due primarily to a favorable foreign currency exchange rate benefit of $1.2 million, a reassignment of professional service employees to support sales and marketing, reduction in utilization of third-party partners that assisted in the deployment of professional services, and a reduction in travel-related costs. Average employee count in our professional services organization decreased to 166 at the end of 2009 from 178 at the end of 2008, partially due to a reassignment of professional service employees.

Employee training, customer scheduling requirements, and use of third-party resources can cause the cost of professional services to fluctuate as a percentage of revenue from period to period.

Operating Expenses

	Year Ended December 31,
			Percent		Percent
	2008	2009	Change	2010	Change
	(Amounts in thousands)

Sales and marketing	$67,628	$64,751	(4)%	$79,395	23%
Research and development	18,292	20,221	11	20,154	0
General and administrative	13,615	15,801	16	18,706	18

Total operating expenses	$99,535	$100,773	1%	$118,255	17%

Sales and Marketing Expenses

Sales and marketing expense of $79.4 million increased $14.6 million in 2010, or 23%, compared to $64.8 million in 2009. Unfavorable foreign currency exchange rate impact increased sales and marketing expense by $328,000. If weighted-average currency exchange rates in the year ended December 31, 2010 had remained constant with the weighted-average currency exchange rates in the year ended December 31, 2009, sales and marketing expenses during the year ended 2010 would have increased by approximately $14.3 million, or 1%. In other words, the change in weighted-average exchange rates between the year ended December 31, 2009 and the year ended December 31, 2010 increased these total expenses by approximately $328,000, or 1%. Absent exchange rate impact, the increase was due to growth in headcount and annual merit increases, which increased salaries and related expenses approximately $4.4 million. The increase in headcount also increased common expense allocation by $1.6 million during 2010. Additionally, the increase was due to commission expense growth from associated revenue growth over the past seven quarters including the quarter ended December 31, 2010, which increased net sales incentive expense by approximately $4.3 million. We increased use of third-party contractors to advise our marketing team on generating greater market awareness for RightNow and RightNow CX, which increased these expenses by approximately $1.2 million. Travel and travel related expenses increased approximately $1.9 million as sales increased in the year ended December 31, 2010 over the year ended December 31, 2009. RightNow and RightNow CX related marketing efforts, including our annual users’ conference, increased expenses approximately $1.0 million, as we focused on building greater brand awareness during 2010. The average number of employees in our sales and marketing organization was 302 at the end of 2010 as compared to 261 at the end of 2009.

Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Under license and professional service arrangements, we expense sales incentives when earned, which is typically at the time the related sale is invoiced. Net sales incentive expense was $18.2 million and $13.9 million for the year ended December 31, 2010 and 2009, respectively. Our deferred commissions were $10.2 million and $9.9 million at December 31, 2010 and December 31, 2009, respectively.

Sales and marketing expenses of $64.8 million in 2009 declined (4%), or $2.8 million, compared to $67.6 million in 2008. The decrease was due primarily to $2.0 million in favorable foreign currency exchange rate impact. Additionally we had reduced headcount during the first two quarters of 2009, $746,000 of reduced recruitment and relocation costs and $422,000 of reduced travel related spending. These costs were primarily offset by increased commissions and bonus expense of approximately $400,000 due to increased sales over 2008. The average employee headcount in our sales and marketing organizations was relatively consistent from 261 at the end of 2009 as compared to 262 at the end of 2008.

Net sales incentive expense was approximately $13.9 million and $13.6 million for the year ended December 31, 2009 and 2008, respectively. Our deferred commissions were $9.9 million and $8.2 million at December 31, 2009 and December 31, 2008, respectively.

Research and Development Expenses

Research and development expenses were $20.2 million in 2010 and 2009. Increases in research and development expenses in 2010 over 2009 were primarily due to growth in headcount and annual merit increases, which increased salaries and related expenses by $3.1 million and common expense allocation by $1.0 million. These costs, however, were primarily offset by capitalized cost of internally developed computer software, which increased $4.1 million over 2009. Average employee count in our research and development organization was 192 at the end of 2010 compared to 169 at the end of 2009.

Research and development expenses increased $1.9 million in 2009 to $20.2 million, or 11%, over 2008, primarily due to growth in headcount and expenditures pertaining to projects to automate quality assurance testing procedures. Average employee count in our research and development organization increased to 169 at the end of 2009 from 146 at the end of 2008.

General and Administrative Expenses

General and administrative expenses increased $2.9 million to $18.7 million, or 18%, in 2010 over 2009 primarily due to growth in headcount and annual merit increases, which increased salaries and related expenses by $2.0 million and increased common expense allocation by $481,000. Additionally, travel and travel related expenses increased $223,000, and charitable contributions increased $145,000. Average employee count in our general and administrative organization was 101 at the end of 2010 compared to 90 at the end of 2009.

General and administrative expenses increased $2.2 million to $15.8 million, or 16%, in 2009 over 2008 primarily due to staff additions, which increased salaries, related expenses, stock-based compensation and common expense allocation by approximately $1.8 million. The average number of employees in our general and administrative organization was 90 at the end of 2009 as compared to 79 at the end of 2008. Employee additions in 2009 were primarily for finance, accounting and information technology personnel.

Stock-Based Compensation Expense

Total stock-based compensation expense for 2010 was $7.9 million, a 1% increase compared to $7.8 million in 2009. Stock-based compensation was relatively consistent year over year. This was primarily due to a change in estimate associated with forfeiture rates during the third quarter of 2009, which increased stock-based compensation expense during 2009. Additionally, we made additional stock option grants to directors during the first quarter of 2009, which were fully vested and expensed in 2009. No comparable discretionary stock option grant was made to directors during 2010. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.

Interest and Other Income, Net

	Year Ended December 31,
			Percent		Percent
	2008	2009	Change	2010	Change
	(Amounts in thousands)

Interest income	$2,906	$1,023	(65)%	$585	(43)%
Interest expense	(12)	(7)	n/m	(474)	6,671
Other income (expense)	(198)	1,078	n/m	234	(78)

Total interest and other income, net	$2,696	$2,094	(22)%	$345	(84)%

Interest income decreased 43% in 2010 over 2009 due to declining investment yields. Our investment portfolio consists primarily of short-term investment-grade interest-bearing government securities, and corporate debt instruments. To the extent we continue to maintain our cash reserves, we expect interest income to increase in future periods.

Interest expense increased $467,000 in 2010 over 2009 due to interest expense on our convertible senior notes that were issued November 2010. The notes bear interest at a rate of 2.50% per annum, are payable semi-annually, and mature on November 15, 2030, unless earlier redeemed, repurchased or converted. Please refer to Note 7 (a) in our Notes to Consolidated Financial Statements for further discussion.

Other income (expense), net decreased $844,000, or 78%, in 2010 over 2009. Other income decreased $1 million from one year earlier due to a non-recurring litigation settlement that occurred during 2009. The decrease was offset primarily from a gain on currency exchange rates in the year ending December 31, 2010.

Interest income decreased (65%) in 2009 over 2008 due to declining investment yields. Our investment portfolio consisted then primarily of investment-grade government securities, corporate debt instruments, and auction-rate securities.

Other income (expense) increased in 2009 over 2008 due primarily to a non-recurring litigation settlement gain. KANA Software, Inc. (“KANA”) paid $1.0 million during the fourth quarter of 2009, under an acceleration clause pursuant to the terms of a General Release and Settlement Agreement with KANA and four former employees that settled claims involving alleged violations by KANA and the four former employees of RightNow of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims.

Benefit (Provision) for Income Taxes

During the fourth quarter of 2010, we reversed a deferred tax asset valuation allowance of $19.7 million as we determined it was more-likely-than-not that we will ultimately utilize the deferred tax assets to reduce future taxes payable. Our decision to reverse the deferred tax asset valuation allowance during the fourth quarter of 2010 was due to our improving operating results over the past three years and our expectations about generating taxable income in the foreseeable future. As such, our assessment regarding the potential to realize historically reserved deferred tax assets changed. We exercised significant judgment and considered estimates about our ability to generate revenues, gross profits, operating income and taxable income in future periods in reaching this decision.

The reversal of our deferred tax asset valuation allowance was the primary cause of the benefit for income taxes of $15.8 million in 2010. The provision for income taxes of $(579,000) in 2009, and $(42,000) in 2008 consisted primarily of foreign withholding taxes, and various state income taxes. Please refer to Note 12, Income Taxes in our Notes to Consolidated Financial Statements for further discussion.

Our effective tax rate was a benefit of 126% during 2010, and expense of 9% during 2009 and 1% during 2008. Our effective tax rate during 2010 differs from the federal statutory rate primarily due to the realization of deferred tax assets and removal of the associated valuation allowance, stock-based compensation recorded under Topic 718, tax credits, foreign rate differentials, and non-deductible meal and entertainment expenses. Our effective tax rate during 2009 and 2008 differs from the federal statutory rate for the similar reasons as 2010 except for the realization of deferred tax assets and removal of the associated valuation allowance.

We expect our full year 2011 effective income tax rate will closely approximate the federal and state blended statutory rate, however this will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Year Ended December 31,
			Percent		Percent
	2008	2009	Change	2010	Change
	(Amounts in thousands)

Cash, cash equivalents and short-term investments	$85,817	$96,523	12%	$276,707	187%
Long-term investments	4,963	—	(100)	—	n/a
Cash provided by operating activities	14,724	16,097	9%	18,494	15%

We have historically funded our operations with cash from operations, equity financings and debt borrowings. At December 31, 2010, cash and cash equivalents, and short-term investments, totaled

$276.7 million. In addition to our cash and short-term investments, other sources of liquidity at December 31, 2010 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $18.5 million of cash during the year ended December 31, 2010 as compared to $16.1 million in 2009 and $14.7 million in 2008. Strong cash collections from growth in sales was the primary driver of the cash provided in operating activities during the year ended December 31, 2010. We typically bill customers on net 30-day terms at the beginning of the contract period, which is reflected in accounts receivable and deferred revenue. Cash flow from operations can vary significantly from year-to-year for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. The percentage of business signed, but not invoiced due to future billing terms was approximately 70% as of December 31, 2010 as compared to approximately 46% as of December 31, 2009. Accounts receivable and the corresponding deferred revenue are not recorded for subscriptions until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented approximately 5% and 6% of current accounts receivables at December 31, 2010 and 2009, respectively. Accounts written off in 2010 decreased over 2009, primarily due to our focus of selling into larger enterprises. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and adversely affect operating cash flows in the future.

We have approximately $12.7 million of payments due in 2011 under contractual obligations and purchase commitments for operating and capital leases, hosting services and other items. Total contractual obligations, including $175.0 million of convertible senior notes due in November 2030, at December 31, 2010 were $217.8 million to be paid per the table set forth below under the heading “Contractual Obligations and Commitments.” We believe we will generate sufficient cash from operations to satisfy the commitments that will come due within the next twelve months.

Investing activities used $51.1 million in 2010, which included net purchases of short-term investments of $39.8 million, $6.7 million of capital expenditures, and $4.6 million of capitalized cost of internally developed computer software to be sold as a service. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth.

Cash used in investing activities in 2009 was $28.0 million, which included net purchases of short-term investments of $15.8 million, acquisition consideration for the purchase of HiveLive, Inc. of $5.9 million, and approximately $6.2 million of capital expenditures.

Financing activities provided $172.2 million in 2010, which was primarily due to $170.0 million of net proceeds from the issuance of convertible senior notes due in November 2030. In addition financing activities provided $16.4 million from exercises of common stock options issued under our employee incentive plan, offset by a repurchase of 581,000 shares of our common stock for $14.1 million in the fourth quarter of 2010, under our expanded $25 million stock buyback program.

Financing activities provided $147,000 in 2009, which was primarily due to approximately $1.7 million generated from exercises of common stock options issued under our employee incentive plan and stock purchases under our employee stock purchase plan, offset by a repurchase of 231,000 shares of our common stock for $1.8 million in the first quarter of 2009, which completed our previous $15 million stock buyback program.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of December 31, 2010:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$15,459	$4,571	$8,393	$2,421	$74
Obligations under capital leases	—	—	—	—	—
Purchase obligations — hosting services	3,166	2,053	1,113	—	—
Purchase obligations — other	1,861	1,252	609	—	—
Interest obligation on 2.50% Convertible senior notes	22,349	4,849	8,750	8,750
2.50% Convertible senior notes due 2030 (callable Nov. 15, 2015)	175,000	—	—	175,000	—

Total	$217,835	$12,725	$18,865	$186,171	$74

We lease our office facilities and certain office equipment under operating lease agreements that expire at various dates through 2021. Obligations under capital leases pertain to certain tenant improvements in our main office facility. Purchase obligations consist of agreements with third parties to provide co-location services for hosting operations, and obligations for marketing and other miscellaneous services.

In November 2010, we issued at par value, $175.0 million in aggregate principal amount of convertible senior notes due 2030 (the “Notes”). The Notes bear interest at a rate of 2.50% per annum, which is payable semi-annually, and matures on November 15, 2030, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time, at the holders’ option, have an initial conversion rate of approximately 31.36 shares of RightNow common stock (subject to adjustment in certain circumstances) per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $31.89 per share.

We may not redeem any of the Notes at our option prior to November 20, 2015. At any time on or after November 20, 2015, RightNow has the right, at its option, to redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, together with accrued and unpaid interest to, but excluding, the date of redemption. On November 15, 2015, November 15, 2020 and November 15, 2025, holders may require us to repurchase all or a portion of their Notes for cash in an amount equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, and Euro, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2010 or December 31, 2009.

When compared to the year ended December 31, 2009, our results were impacted by the strength of the U.S. dollar for the year ended December 31, 2010 relative to the Australian dollar, British pound, and Euro. Although we report our actual results in U.S. dollars, we conduct a significant number of transactions in currencies other than U.S. dollars. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on a comparison to currency exchange rates during the prior year. For example, total revenue in the year ended December 31, 2010 increased by $32.8 million, or 22%, over total revenue reported in 2009. If weighted-average currency exchange rates in the year ended December 31, 2010 had remained constant with December 31, 2009, total revenue as of December 31, 2010 would have increased by approximately $31.6 million, which is $1.2 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the year ended December 31, 2009 and 2010 had a favorable impact on total revenue of approximately $1.2 million, or 1%. Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2009 and 2010 had a favorable impact on deferred revenue of approximately $520,000. Expenses associated with international revenue are primarily paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total cost of revenue and operating expenses in the year ended December 31, 2010 increased by $25.0 million, or 17% over total cost of revenue and operating expenses reported in the year ended December 31, 2009. If weighted-average currency exchange rates in the year ended December 31, 2010 had remained constant with 2009, these total expenses as of December 31, 2010 would have increased by approximately $24.4 million, which is $640,000 less than the actual increase. In other words, the change in weighted-average currency exchange rates between the year ended December 31, 2009 and 2010 had an unfavorable impact on these total expenses of approximately $640,000, or 1%. The expenses most significantly exposed to currency exchange fluctuations are within sales and marketing and professional services cost of revenue.

Interest Rate Sensitivity

Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at December 31, 2010, the fair value of our portfolio would decline by approximately $818,000.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined under the Exchange Act Rules 13a — 15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting which is included in this Item 9A below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders RightNow Technologies, Inc.:

We have audited RightNow Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RightNow Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on RightNow Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, RightNow Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RightNow Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 9, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Portland, Oregon
March 9, 2011

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

(b)	Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

(c)	Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

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

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

(a)	Certain Relationships and Related Transactions.

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

(b)	Director Independence.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the captions “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this report are included in the financial statements and notes thereto listed in Item 15(a)(1) of this report.

(a)(3)  Exhibits

The following is a list of exhibits to this report.

Exhibit
Number		Description of Document

3.1		Amended and restated certificate of incorporation of the registrant.(1)
3.2		Amended and restated bylaws of the registrant.(4)
4.1		Indenture between the registrant and The Bank of New York Mellon Trust Company, N.A., dated as of November 22, 2010, including the form of 2.50% Convertible Senior Note due 2030 (included as Exhibit A to the Indenture).(19)
10.1		Form of indemnification agreement between the registrant and its officers and directors.(2)
10	.2†	Amended and restated 1998 Long-Term Incentive and Stock Option Plan.(2)
10	.3†	2004 Equity Incentive Plan, as amended and restated.(21)
10	.4†	2004 Employee Stock Purchase Plan, as amended and restated.(15)

Exhibit
Number		Description of Document

10.5		Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 40 Enterprise Blvd, Bozeman, MT).(2)
10.6		Lease agreement dated July 10, 2000, between Genesis Partners, LLC and the registrant (relating to property at 77 Discovery Drive, Bozeman, MT).(2)
10	.7†	Severance policy for executive officers.(2)
10	.8†	Form of executive officer offer letter and schedule of omitted material details thereto.(2)
10	.9†	Form of executive officer incentive stock option agreement and schedule of omitted material details thereto.(2)
10	.10†	Form of executive officer non-incentive stock option agreement and schedule of omitted material details thereto.(2)
10.11		Form of director non-incentive stock option agreement and schedule of omitted material details thereto.(2)
10	.12†	Form of Notice of Grant of Stock Options and Stock Option Agreements.(5)
10	.13†	Form of Incentive Stock Option Agreement.(6)
10	.14†	Form of Non-Incentive Stock Option Agreement.(6)
10.15		Lease agreement dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana.(3)
10.16		Renewed lease agreement, dated March 28, 2005, between the registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.(3)
10	.17†	Form of amended employment offer letter for executive officers.(7)
10.18		Lease agreement, dated November 1, 2005 and commencing March 23, 2007, between the registrant and Genesis Partners, LLC for office space located at 136 Enterprise Boulevard, Bozeman, Montana.(8)
10	.19†	Form of offer letter for Jason Mittelstaedt, Joseph Brown, Steve Daines, and Michael Saracini, and schedule of omitted material details thereto.(9)
10	.20†	Form of executive officer offer letter and schedule of material differences thereto for Jeff Davison and Susan Carstensen.(10)
10	.21†	Offer letter with Marcus Bragg, VP and GM of the Americas.(11)
10	.22†	Terms of understanding with Michael Saracini, Former VP and GM of Americas.(12)
10.23		Renewed lease agreement, dated February 16, 2010, between the registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.(22)
10.24		Renewed lease agreement, dated February 16, 2010, between the registrant and Genesis Partners, LLC for office space located at 110 Enterprise Boulevard, Bozeman, Montana.(23)
10.25		Form of Restricted Stock Unit Award Agreement for Directors.(13)
10	.26†	Offer letter with Wayne Huyard, President and Chief Operating Officer.(14)
10.27		Renewed lease agreement dated February 7, 2011, between the registrant and Genesis Partners, LLC for office space located at 40 Enterprise Boulevard, Bozeman, Montana.(16)
10.28		Renewed lease agreement dated February 7, 2011, between the registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.(17)
10.29		Amended lease agreement dated February 7, 2011, between the registrant and Genesis Partners, LLC for office space located at 136 Enterprise Boulevard, Bozeman, Montana.(18)
10.30		Purchase Agreement dated November 16, 2010 between the registrant and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named in Schedule A thereto.(20)
21.1		Subsidiaries of the registrant.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)	Incorporated by reference to the exhibit of the same number from the registrant’s registration statement of Form S-1 (File No. 333-115331) initially filed with the Securities and Exchange Commission on May 10, 2004, as amended.

(3)	Incorporated by reference to the exhibit of the same number from the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on April 1, 2005.

(4)	Incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

(5)	Incorporated by reference to Exhibits 10.13, 10.14 and 10.15 of the registrant’s annual report on Form 10-K (File No. 000-31321) filed with the Securities and Exchange Commission on filed on March 31, 2005.

(6)	Incorporated by reference to Exhibits 10.20 and 10.21, respectively, of the registrant’s quarterly report on Form 10-Q (File No. 000-31321) filed with the Securities and Exchange Commission on May 10, 2006.

(7)	Incorporated by reference to the exhibit of the same number from the registrant’s annual report on Form 10-K (File No. 000-31321) filed with the Securities and Exchange Commission on March 14, 2007.

(8)	Incorporated by reference to the exhibit of the same number from the registrant’s quarterly report on Form 10-Q filed (File No. 000-31321) with the Securities and Exchange Commission on May 8, 2007.

(9)	Incorporated by reference to Exhibit 10.30 of the registrant’s quarterly report on Form 10-Q (File No. 000-31321) filed with the Securities and Exchange Commission on August 9, 2007.

(10)	Incorporated by reference to Exhibit 10.31 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 30, 2008.

(11)	Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q (File No. 000-31321) filed with the Securities and Exchange Commission on November 7, 2008.

(12)	Incorporated by reference to Exhibit 10.2 of the registrant’s quarterly report on Form 10-Q (File No. 000-31321) filed with the Securities and Exchange Commission on November 7, 2008.

(13)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on June 9, 2010.

(14)	Incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on October 12, 2010.

(15)	Incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on December 9, 2010.

(16)	Incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on February 9, 2011.

(17)	Incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on February 9, 2011.

(18)	Incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on February 9, 2011.

(19)	Incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on November 22, 2010.

(20)	Incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on November 22, 2010.

(21)	Incorporated by reference to Exhibit 10.3 of the registrant’s annual report on Form 10-K (File No. 000-31321) filed with the Securities and Exchange Commission on filed on March 9, 2010.

(22)	Incorporated by reference to Exhibit 10.23 of the registrant’s annual report on Form 10-K (File No. 000-31321) filed with the Securities and Exchange Commission on filed on March 9, 2010.

(23)	Incorporated by reference to Exhibit 10.24 of the registrant’s annual report on Form 10-K (File No. 000-31321) filed with the Securities and Exchange Commission on filed on March 9, 2010.

†	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this report.

(c)	Financial Statement Schedules

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
Jeffrey C. Davison
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)

March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2011.

Signature	Title

/s/ GREG R. GIANFORTE Greg R. Gianforte	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY C. DAVISON Jeffrey C. Davison	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ RICHARD E. ALLEN Richard E. Allen	Director

/s/ GREGORY M. AVIS Gregory M. Avis	Director

/s/ THOMAS W. KENDRA Thomas W. Kendra	Director

/s/ WILLIAM J. LANSING William J. Lansing	Director

/s/ STEVEN S. SINGH Steven S. Singh	Director

/s/ ALLEN E. SNYDER Allen E. Snyder	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders RightNow Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of RightNow Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RightNow Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RightNow Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Portland, Oregon
March 9, 2011

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Balance Sheets
(In thousands)

	December 31,
	2009	2010
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$41,546	$181,948
Short-term investments	54,977	94,759
Accounts receivable	34,267	39,338
Less allowance for doubtful accounts	(1,914)	(2,021)

Total current receivables, net	32,353	37,317
Deferred commissions	6,394	5,418
Prepaid and other current assets	2,434	4,662
Deferred tax assets, net	—	3,801

Total current assets	137,704	327,905

Property and equipment, net	10,122	10,702
Intangible assets, net	11,141	14,124
Deferred commissions, non-current	3,461	4,747
Other assets	2,007	4,921
Deferred tax assets, non-current, net	—	16,480

Total Assets	$164,435	$378,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,427	$10,463
Commissions and bonuses payable	6,271	7,137
Other accrued liabilities	11,146	13,363
Current portion of long-term debt	22	—
Current portion of deferred revenue	88,603	90,350

Total current liabilities	111,469	121,313
Deferred revenue, net of current portion	12,724	2,969
2.50% Convertible senior notes due 2030	—	175,000

Total liabilities	124,193	299,282

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized and undesignated 15,000 shares at December 31, 2009, and 2010, respectively	—	—
Common stock, $0.001 par value. Authorized 150,000 shares; issued and outstanding 33,992 and 31,879 shares at December 31, 2009; issued and outstanding 35,074 and 32,380 respectively at December 31, 2010	34	35
Additional paid-in capital	112,439	136,717
Treasury Stock, at cost. 2,113 shares and 2,694 shares at December 31, 2009 and 2010, respectively	(15,007)	(29,149)
Accumulated other comprehensive income	1,125	1,953
Accumulated deficit	(58,349)	(29,959)

Total stockholders’ equity	40,242	79,597

Total Liabilities and Stockholders’ Equity	$164,435	$378,879

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2009	2010
	(In thousands, except per share data)

Revenue:
Recurring revenue	$102,576	$115,395	$147,345
Professional services	37,859	37,292	38,177

Total revenue	140,435	152,687	185,522
Costs of revenue:
Recurring revenue	20,397	20,948	23,609
Professional services	30,440	26,610	31,453

Total cost of revenue	50,837	47,558	55,062

Gross profit	89,598	105,129	130,460
Operating expenses:
Sales and marketing	67,628	64,751	79,395
Research and development	18,292	20,221	20,154
General and administrative	13,615	15,801	18,706

Total operating expenses	99,535	100,773	118,255

Income (loss) from operations	(9,937)	4,356	12,205
Interest and other income (expense):
Interest income	2,906	1,023	585
Interest expense	(12)	(7)	(474)
Other	(198)	1,078	234

Total interest and other income, net	2,696	2,094	345

Income (loss) before provision for income taxes	(7,241)	6,450	12,550
Benefit (provision) for income taxes	(42)	(579)	15,840

Net income (loss)	$(7,283)	$5,871	$28,390

Net income (loss) per share:
Basic	$(0.22)	$0.18	$0.88
Diluted	$(0.22)	$0.18	$0.83
Shares used in the computation:
Basic	33,362	31,752	32,156
Diluted	33,362	32,336	34,568

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(Amount in thousands)

Balance at December 31, 2007	33,453	33	—	—	95,377	(292)	(56,937)	38,181
Issuance of common stock:
Exercise of stock options	236	1	—	—	1,176	—	—	1,177
Employee stock purchase plan	23	—	—	—	219	—	—	219
Stock-based compensation expense	—	—	—	—	6,025	—	—	6,025
Tax benefit of stock option exercises	—	—	—	—	(135)	—	—	(135)
Treasury Stock, at cost	—	—	1,882	(13,209)	—	—	—	(13,209)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,283)	(7,283)
Unrealized gain on available for sale investments net of tax of $0	—	—	—	—	—	242	—	242
Foreign currency translation adjustment	—	—	—	—	—	1,966	—	1,966

Total comprehensive loss								(5,075)

Balance at December 31, 2008	33,712	34	1,882	(13,209)	102,662	1,916	(64,220)	27,183
Issuance of common stock:
Exercise of stock options	261	—	—	—	1,497	—	—	1,497
Employee stock purchase plan	19	—	—	—	251	—	—	251
Stock-based compensation expense	—	—	—	—	7,786	—	—	7,786
Tax benefit of stock option exercises	—	—	—	—	243	—	—	243
Treasury Stock, at cost	—	—	231	(1,798)	—	—	—	(1,798)
Comprehensive income:
Net income	—	—	—	—	—	—	5,871	5,871
Unrealized gain on available for sale investments net of tax of $0	—	—	—	—	—	11		11
Foreign currency translation adjustment	—	—	—	—	—	(802)		(802)

Total comprehensive income								5,080

Balance at December 31, 2009	33,992	$34	2,113	(15,007)	$112,439	$1,125	$(58,349)	$40,242

Issuance of common stock:
Exercise of stock options	1,068	1	—	—	12,570	—	—	12,571
Employee stock purchase plan	14	—	—	—	250	—	—	250
Stock-based compensation expense	—	—	—	—	7,854	—	—	7,854
Tax benefit of stock option exercises	—	—	—	—	3,604	—	—	3,604
Treasury Stock, at cost	—	—	581	(14,142)	—	—	—	(14,142)
Comprehensive income:
Net income	—	—	—	—	—	—	28,390	28,390
Unrealized loss on available for sale investments net of tax of $0	—	—	—	—	—	(19)		(19)
Foreign currency translation adjustment net of tax benefit of $526	—	—	—	—	—	847		847

Total comprehensive income								29,218

Balance at December 31, 2010	35,074	$35	2,694	(29,149)	$136,717	$1,953	$(29,959)	$79,597

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	2008	2009	2010
	(Amounts in thousands)

Operating activities:
Net income (loss)	$(7,283)	$5,871	$28,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,771	7,491	7,772
Stock-based compensation	6,025	7,786	7,854
Provision for losses on accounts receivable	212	157	191
Benefit for deferred tax asset valuation allowance reversal	—	—	(19,732)
Changes in operating assets and liabilities (net of assets acquired):
Receivables	4,774	11,255	(4,029)
Prepaid and other current assets	(101)	(209)	(948)
Deferred commissions	(3,623)	(1,282)	(314)
Accounts payable	895	238	4,997
Commissions and bonuses payable	930	451	877
Other accrued liabilities	462	(424)	2,122
Deferred revenue	4,169	(14,916)	(8,388)
Other	493	(321)	(298)

Net cash provided by operating activities	14,724	16,097	18,494
Investing activities:
Purchases of investments	(47,908)	(69,952)	(105,268)
Sales or maturities of investments	61,339	54,119	65,455
Purchase of property and equipment	(5,759)	(5,577)	(6,708)
Business acquisitions, net of cash acquired	—	(5,906)	—
Intangible asset additions	(33)	(654)	(4,560)

Net cash provided by (used in) investing activities	7,639	(27,970)	(51,081)
Financing activities:
Convertible senior notes issuance costs	—	—	(5,038)
Proceeds from issuance of convertible senior notes	—	—	175,000
Purchase of treasury stock	(13,209)	(1,798)	(14,142)
Proceeds from issuance of common stock:
Exercise of stock options and warrants	1,177	1,497	12,571
Employee stock purchase plan	219	251	250
Excess (shortfall) tax benefit of stock options exercised	(135)	243	3,604
Payments on long-term debt	(43)	(46)	(22)

Net cash provided by (used in) financing activities	(11,991)	147	172,223
Effect of foreign exchange rates on cash and cash equivalents	(2,648)	1,867	766

Net change in cash and cash equivalents	7,724	(9,859)	140,402
Cash and cash equivalents at beginning of period	43,681	51,405	41,546

Cash and cash equivalents at end of period	$51,405	$41,546	$181,948

See accompanying notes to consolidated financial statements

RIGHTNOW TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2008, 2009 and 2010

(1)	Business Description and Summary of Significant Accounting Policies

(a)  Business Description

RightNow Technologies, Inc. (the “Company” or “RightNow”) provides RightNow CXtm, a cloud-based suite of customer experience software solutions for companies of all sizes. The Company’s customer experience solution is designed to help consumer-centric organizations improve customer experiences, reduce costs and increase revenue. The Company helps organizations deliver exceptional customer experiences across the web, social networks and contact centers, all delivered through its cloud service. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in North America, Europe, Asia, and Australia. The Company operates in one segment, which is the customer relationship management market.

(b)  Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which include the accounts of the Company and its foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c)  Reclassification

Deferred revenue is not recorded for subscriptions with monthly, quarterly, or annual billing terms until the invoices are issued. During the second quarter of 2010, the Company identified certain uninvoiced accounts receivable that had not been aged in relation to deferred revenue, which resulted in a misclassification between the current and non-current portion of deferred revenue. As a result, the Company reclassified $14 million of non-current deferred revenue to current deferred revenue in the accompanying December 31, 2009 consolidated balance sheet. The reclassification had no impact on total deferred revenue, revenue, net income or net cash provided by operating activities during the period ended December 31, 2009.

(d)  Certain Risks and Concentrations

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

The Company’s customers are worldwide with approximately 69% of total revenue in North America during 2008, approximately 73% of total revenue in North America in 2009 and approximately 69% of total revenue in North America during 2010.

No individual customer accounted for more than 10% of the Company’s revenue in 2008, 2009 or 2010. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2009 or December 31, 2010, respectively.

Assets located outside North America totaled 18% and 12% of total assets at December 31, 2009 and 2010, respectively. The income (loss) from operations outside the United States totaled $(1.4) million, $(849,000), and $1.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

North America	$97,640	$110,814	$128,072
Europe	31,946	28,544	35,700
Asia Pacific	10,849	13,329	21,750

	$140,435	$152,687	$185,522

(e)  Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity, fluctuations in foreign currency exchange rates, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable, the recoverability of property and equipment and intangible assets, including internal use software capitalization; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

(f)  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

(g)  Short-Term Investments

Short-term investments in debt and equity securities are classified as available-for-sale and are recorded at fair market value. Realized gains and losses are included in income based on the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments), net of tax, are recorded to Other Comprehensive Income (Loss), a component of stockholders’ equity.

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

(h)  Accounts Receivable and Term Receivables

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

Provisions to the allowance for doubtful accounts are charged to expense and/or against deferred revenue for accounts receivable and against deferred revenue for term receivables. Following is a summary of the activity in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2008	2009	2010

Balance, beginning of year	$1,918	$2,277	$1,914
Provision charged to expense	212	157	191
Provision charged against deferred revenue	1,515	1,158	1,087
Write-downs charged against the allowance	(1,399)	(2,160)	(1,312)
Recoveries of amounts previously charged-off	31	482	141

Balance, end of year	$2,277	$1,914	$2,021

(i)  Property and Equipment

Property and equipment, including software purchased for internal use, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Repairs and maintenance are expensed as incurred.

(j)  Intangible Assets

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

(k)  Revenue Recognition

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

The following table sets forth revenue by product or service as a percentage of total revenue:

	Year Ended
	December 31,
	2008	2009	2010

Revenue by type:
Recurring revenue	73%	76%	79%
Professional services	27	24	21

	100%	100%	100%

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

(l)  Sales Incentives

Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $13.6 million, $13.9 million, and $18.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. Deferred commissions at December 31, 2009 and December 31, 2010 were $9.9 million and $10.2 million, respectively.

(m)  Research and Development

Research and development expenditures are expensed as incurred.

(n)  Internal Use Software

Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. The Company capitalizes these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. The capitalized costs are being amortized and recognized as a cost of recurring revenue, on a straight-line basis, over the estimated useful lives of the related applications which is approximately three years. Capitalized cost of internally developed computer software was approximately $550,000 and approximately $4.7 million as of December 31, 2009 and December 31, 2010, respectively. The capitalized costs are included in intangible assets, net on the Company’s Consolidated Balance Sheets.

(o)  Income Taxes

The Company records income taxes under the asset and liability method as prescribed under Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more-likely-than-not that some portion of the deferred tax asset will not be realized.

The Company considers the provisions of Topic 740, Income Taxes, which deal with accounting for uncertainties in income taxes. The provisions have not had a significant impact on the Company’s financial position or results of operations. The provisions prescribe a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions are not more-likely-than-not to be sustained despite management’s belief that the tax return provisions are reasonable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

(p)  Impairment of Long-Lived Assets

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

(q)  Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Weighted average common shares outstanding for basic net income (loss) per share	33,362	31,752	32,156
Employee stock options	—	584	1,826
“If converted,” share conversion of convertible senior notes	—	—	586

Weighted average shares outstanding for dilutive net income (loss) per share	33,362	32,336	34,568

The Company included in the computation of diluted net income (loss) per share options to purchase 1,826,000 shares of common stock for the period ending December 31, 2010, because the Company incurred net income for the period and the option price was less than the average market price of the common stock during the period. In addition, the computation of diluted net income (loss) per share assumed convertible senior notes that were issued November 2010 were converted into a weighted average of 586,000 shares of our common stock during the period ending December 31, 2010. Due to the converted share count assumption, the Company added back convertible note interest expense and debt amortization costs, net of tax, of $402,000 to net income during the period ending December 31, 2010 to calculate earnings per share. The convertible senior notes upon full conversion are convertible into 5,487,786 shares. Please refer to Note 7 herein for more details of the convertible senior notes.

The following common stock equivalents were excluded from the computation of diluted earnings income (loss) per share because they had an anti-dilutive impact (in thousands):

	Year Ended December 31,
	2008	2009	2010

Employee stock options	4,428	5,363	4,397

(r)  Stock-Based Compensation

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

Compensation cost recorded in the years ended December 31, 2008, 2009 and 2010 includes the cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Topic 718. Compensation expense for all stock-based awards granted after December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of Topic 718.

(s)  Foreign Currency Translation

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

(t)  Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Additional elements of other comprehensive income or loss are attributable to foreign currency translation adjustments and unrealized gains or losses on short-term investments.

(u)  Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $2.9 million, $2.6 million and $3.5 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

The Company has allocated the purchase price to the HiveLive assets acquired and liabilities assumed at estimated fair values. The purchase price, and purchase price allocation are as follows (amounts in thousands):

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

The excess of the purchase price over the estimated fair value of the net assets acquired of $3.6 million was recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but will be subject to periodic impairment testing in future periods. The acquisition has allowed RightNow to offer a broad social CRM solution in the marketplace, which resulted in the recorded goodwill. The developed technology and customer relationships intangible assets will be amortized over a period of four years, using the straight-line method. The trade name and trademarks will be amortized over a period of two years using the straight-line method. None of the goodwill is expected to be deductible for tax purposes.

(3)	Supplemental Cash Flow Information

Supplemental statement of cash flow information follows (in thousands):

	Year Ended
	December 31,
	2008	2009	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12	$7	$—
Income taxes	28	262	230

(4)	Cash Equivalents, Short and Long-Term Investments, and Fair Value

The components of cash equivalents and short and long term investments at December 31, 2009 and 2010 are as follows (in thousands):

				Fair		Short-
		Unrealized		Market	Cash	Term
December 31, 2009	Cost	Gains	Losses	Value	Equivalents	Investments

Cash equivalents:
Money market funds	$15,655	$—	$—	$15,655	$15,655	$—
Commercial paper	1,400	—	—	1,400	1,400	—
Fixed maturity securities:
Certificates of deposit	738	—	—	738	—	738
Commercial paper	5,597	—	—	5,597	—	5,597
Corporate notes and bonds	3,274	5	—	3,279	—	3,279
U.S. Government agency securities	41,309	39	(29)	41,319	—	41,319
State and municipal securities	248	—	(1)	247	—	247
Auction rate state and municipal securities	3,800	—	(275)	3,525	—	3,525
Auction rate settlement agreement:
Repurchase put option	—	272	—	272	—	272

Totals at December 31, 2009	$72,021	316	(305)	$72,032	$17,055	$54,977

				Fair		Short-
		Unrealized		Market	Cash	Term
December 31, 2010	Cost	Gains	Losses	Value	Equivalents	Investments

Cash equivalents:
Money market funds	$12,064	$—	$—	$12,064	$12,064	$—
Commercial paper	27,946	—	—	27,946	27,946	—
Fixed maturity securities:
Certificates of deposit	2,988	—	—	2,988	1,743	1,245
Corporate notes and bonds	13,502	1	(3)	13,500	4,735	8,765
U.S. Government agency securities	77,452	—	(13)	77,439	—	77,439
State and municipal securities	7,313	—	(3)	7,310	—	7,310

Totals at December 31, 2010	$141,265	1	(19)	$141,247	$46,488	$94,759

Unrealized losses at December 31, 2010 of $19,000 primarily related to securities held more than one year. Realized gains and losses from sales of available-for-sale securities in 2008, 2009 and 2010 were insignificant.

The Company considers the provisions of FASB Accounting Standards Codification, Topic 820, Fair Value Measurements and Disclosures. Topic 820 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. Fair value is defined under Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash	$135,460	$—	$—	$135,460
Money market funds	12,064	—	—	12,064
Certificates of deposit	2,988	—	—	2,988
Commercial paper	—	27,946	—	27,946
Corporate notes and bonds	—	13,500	—	13,500
U.S. Government agency securities	—	77,439	—	77,439
State and municipal securities	—	7,310	—	7,310

	$150,512	$126,195	$—	$276,707

During 2010, the Company’s remaining $3.8 million of auction rate securities (“ARS”) were redeemed by the issuers. The redemptions during the year were at par. The following table illustrates the activity of “level 3” assets from December 31, 2009 to December 31, 2010 and comparative activity of “level 3” assets from December 31, 2008 to December 31, 2009 (in thousands):

Fair value at December 31, 2008	$4,963
Unrealized gain adjustment — ARS	500
Unrealized loss adjustment — put option	(466)
Redemptions	(1,200)

Fair value at December 31, 2009	$3,797

Fair value at December 31, 2009	$3,797
Unrealized gain adjustment — ARS	109
Unrealized loss adjustment — put option	(106)
Redemptions	(3,800)

Fair value at December 31, 2010	$—

(5)	Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,
	2009	2010

Computer equipment	$21,421	$24,785
Purchased software	7,808	8,811
Equipment	738	648
Furniture and fixtures	1,697	1,971
Leasehold improvements	1,209	1,272

Total cost	32,873	37,487
Less accumulated depreciation	(22,751)	(26,785)

Total property and equipment, net	$10,122	$10,702

(6)	Intangible assets

The following table sets forth information regarding intangible assets (in thousands):

				Internally
		Customer	Purchased	Developed
	Goodwill	Relationships	Technologies	Software	Total

As of December 31, 2009:
Gross carrying value	$7,975	$3,450	$6,547	$556	$18,528
Accumulated amortization	—	(2,948)	(4,434)	(5)	(7,387)

Net carrying value	$7,975	$502	$2,113	$551	$11,141

As of December 31, 2010:
Gross carrying value	$7,975	$3,450	$6,547	$5,116	$23,088
Accumulated amortization	—	(3,315)	(5,254)	(395)	(8,964)

Net carrying value	$7,975	$135	$1,293	$4,721	$14,124

Weighted-average amortization period:
(in years)	n/a	4.0	3.9	3.7	3.9
Aggregate amortization expense:
2008	$—	$766	$831	$—	$1,597
2009	—	827	797	5	1,629
2010	—	367	820	391	1,578
Estimated amortization expense:
2011	$—	$50	$520	$1,365	$1,935
2012	—	50	453	1,400	1,903
2013	—	35	320	1,197	1,552
2014	—			496	496
2015	—			260	260
2016	—			3	3

(7)	Long-Term Debt and Credit Facility

(a)  2.50% Convertible Senior Notes

In November 2010, the Company issued at par value, $175.0 million in aggregate principal amount of convertible senior notes due 2030 (the “Notes”).

The Notes bear interest at a rate of 2.50% per annum, which will be payable semi-annually, and mature on November 15, 2030, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time, at the holders’ option, have an initial conversion rate of approximately 31.36 shares of RightNow common stock (subject to adjustment in certain circumstances) per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $31.89 per share. If fully converted the Notes would convert into 5,487,786 shares of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a “fundamental change,” the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such fundamental change.

The Company may not redeem any of the Notes at its option prior to November 20, 2015. At any time on or after November 20, 2015, the Company will have the right, at its option, to redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, together with accrued and unpaid interest to, but excluding, the date of redemption. On November 15, 2015, November 15, 2020 and November 15, 2025, holders may require the Company to repurchase all or a portion of their Notes for cash in an amount equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The Notes are general unsecured obligations, rank equally in right of payment to all existing and future senior indebtedness and senior in right of payment to any future indebtedness that is expressly subordinated to the notes.

The Notes are governed by an indenture dated, November 22, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A.

In accounting for the issuance of the Notes, the Company classified the Notes as Long-term, Convertible Senior Notes. The debt issuance costs associated with the Notes are being amortized over 5 years. Debt issuance costs, net of amortization were $4.9 million as of December 31, 2010.

(b)  Credit Facility

During 2009 and 2010, the Company had a $3.0 million working capital line of credit agreement with a commercial bank. Advances under the line bear a variable rate of interest which approximates the prime lending rate, and are payable monthly. The working capital line of credit is secured by substantially all of the United States dollar-denominated accounts receivable of the Company. There were no advances under the line during 2009 or 2010.

(8)	Redeemable Convertible Preferred Stock

The Company has authorized 15 million shares of preferred stock, $.001 par value, which may be issued from time to time by its board of directors without further action by stockholders unless otherwise required by the rules of The Nasdaq Stock Market. Shares of preferred stock may be issued with dividend, redemption, voting or other rights senior to existing common shares. There were no outstanding shares of preferred stock at December 31, 2009 or 2010.

(9)	Treasury Stock

On November 17, 2010, the Company announced a $15 million increase (for a total of $25 million) to its common stock repurchase program that was previously announced July 28, 2010. The additional authorization became effective November 19, 2010. The repurchase program will stay in place until November 2012. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission. During 2010, the Company repurchased 580,593 shares of common stock under this program at a total price of $14.1 million. The Company cannot assure any further repurchases will be made under this program. If any repurchases are made, the Company cannot assure as to the amount or frequency of repurchases the Company may make under this program. The Company expects to fund such repurchases through its cash and short-term investments, which as of December 31, 2010 were $276.7 million.

(10)	Stock-Based Compensation

The Company’s 1998 Long-Term Incentive and Stock Option Plan, as amended, and the 2004 Equity Incentive Plan, as amended and restated (the “equity plans”), provide for stock options or restricted stock units (RSUs) to be granted to employees, consultants, independent contractors, officers and directors. The equity plans have been approved by stockholders. Options are granted at the discretion of the Company’s board of directors, at an exercise price and term determined by the board. However, exercise prices are not less than the fair market value at the date of grant, and the term of the options is not greater than ten years. Options generally vest over a period of four years in eight equal increments. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase shares of common stock at a discount to the fair market value at the date of purchase. During 2008 through 2010, purchase periods under the ESPP were consecutive six-month periods ending on the last day in June and December of each year. Beginning 2011, purchase periods under the ESPP will be consecutive six-month periods ending on the fifteenth day in August and February each year. Shares issued to satisfy stock option exercises and ESPP purchases are newly issued. At December 31, 2010, the Company had approximately 2.4 million shares available for future issuance under the equity plans and ESPP.

Compensation expense recognized in the statement of operations for the year ended December 31, 2008, 2009 and 2010 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the consolidated statement of operations (amounts in thousands):

	2008	2009	2010

Stock-based compensation expense:
Cost of recurring revenue	$323	$460	$482
Cost of professional services	638	612	486
Sales and marketing	2,454	3,029	3,077
Research and development	969	1,178	988
General and administrative	1,641	2,507	2,821

Stock-based compensation expense	$6,025	$7,786	$7,854

No stock-based compensation expense was capitalized during the year ended December 31, 2008 and an insignificant amount was capitalized during the years ended December 31, 2009 and 2010.

Unrecognized compensation expense of outstanding stock options at December 31, 2010 was approximately $15.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The estimated weighted-average fair value per share of stock options granted in 2008, 2009 and 2010 was $5.54, $4.75 and $8.48, respectively. For all shares purchased under the ESPP in 2008, 2009, and 2010 ending on the last day of June and December, no compensation cost was recognized in the accompanying statement of operations because the terms of the plan were determined to be noncompensatory under Topic 718. Assumptions used to obtain the estimated fair values were:

	2008		2009		2010

Employee stock options
Weighted average risk free rate	2.6%		1.7%		1.8%
Weighted average expected term	4.5	yrs	4.4	yrs	4.5	yrs
Weighted average volatility	55%		67%		64%
Dividend yield	0%		0%		0%

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

Dividend Yield:  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans was as follows (option shares in thousands):

			Weighted		Weighted
		Shares	Average		Average
	Shares	Underlying	Exercise	Aggregate	Remaining
	Available	Outstanding	Price Per	Intrinsic	Contractual
	for Grant	Options	Share	Value	Life
				(In thousands)	(In years)

Balance at December 31, 2009	2,774	5,947	$10.96		7.2
Annual reserve addition(1)	1,000	—	—
Granted(2)	(1,558)	1,540	16.25
Exercised	—	(1,051)	12.02
Forfeited, expired or exchanged(3)	217	(213)	13.06

Balance at December 31, 2010	2,433	6,223	$12.02	$72,701	7.0

Vested or expected to vest at December 31, 2010		6,021	$11.93	$70,846	7.0

Exercisable at December 31, 2010		3,274	$11.21	$40,783	5.7

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of; a) 1,000,000 shares, b) 4% of the number of outstanding common shares on the last day of the previous fiscal year, or c) such lesser amount as determined by the board of directors. The automatic annual increase has been approved by shareholders through December 31, 2014.

(2)	On June 7, 2010 the Company granted 18,150 restricted stock units to certain directors at a fair value of $13.61 per share. The shares were granted from the 2004 Equity Incentive Plan.

(3)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.

The total intrinsic value of options exercised in 2008, 2009 and 2010 was $1.8 million, $1.7 million and $10.9 million, respectively.

(11)	Commitments and Contingencies

(a)  Operating Leases

The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements with various expiration dates through 2021. Future minimum payments for the next five years and thereafter as of December 31, 2010, under these leases, are as follows (in thousands):

2011	$4,571
2012	3,266
2013	3,143
2014	1,984
2015	1,454
Thereafter	1,041

Rent expense was $4.2 million, $4.5 million and $5.0 million in 2008, 2009 and 2010, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. The Company has no contingent rent agreements.

The Company leases a portion of its office facilities from a development group, of which the Company’s chief executive officer is a 50% member and the Company’s Vice President of Asia-Pacific is a 25% member.

During 2008, the Company paid $1.2 million, and during 2009 and 2010, RightNow paid $1.3 million, to the development group under these leases.

(b)  Hosting Services

The Company has agreements with third parties to provide co-location services for hosting operations. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability.

Future minimum payments as of December 31, 2010 under these arrangements for the next four years (no commitments beyond next four years) as of December 31, 2010, under these agreements, are as follows (in thousands):

2011	$2,053
2012	683
2013	397
2014	33

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

(12)	Income Taxes

The domestic and foreign components of income (loss) before benefit (provision) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010

United States	$(5,856)	$7,299	$11,152
Foreign	(1,385)	(849)	1,398

Income (loss) before provision for income taxes	$(7,241)	$6,450	$12,550

The components of the income tax benefit (provision) are as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Current:
Federal	$—	$—	$(2,820)
Foreign	(134)	(155)	(167)
State	92	(424)	(905)

Total current	(42)	$(579)	$(3,892)

Deferred:
Federal	—	—	8,863
Foreign	—	—	7,897
State	—	—	2,972

Total deferred	—	—	19,732

Benefit (provision) for income taxes	$(42)	$(579)	$15,840

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits (shortfall) from employee stock plan awards of $(135,000), $243,000 and $3.6 million in 2008, 2009 and 2010, respectively, which were reflected as increases to additional-paid in capital.

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax (benefit) expense is as follows:

	Year Ended
	December 31,
	2008	2009	2010

Statutory federal tax rate	(34)%	34%	34%
Net operating loss tax benefits not realized (realized)	29	(23)	(1)
Tax credits	—	(11)	(3)
Stock-based compensation	5	1	(3)
State income taxes, net of federal benefit	(2)	4	5
Foreign taxes	2	2	2
Foreign tax rate differential	(1)	—	—
Valuation allowance adjustment for continuing operations	—	—	(163)
Nondeductible meals & entertainment expense	2	2	2
Other	—	—	1

Income tax rate	1%	9%	(126)%

Deferred tax components are as follows (in thousands):

	At December 31,
	2009	2010

Deferred tax assets:
Net operating loss carry forwards	$13,634	$14,156
Deferred revenue	3,757	1,554
Stock compensation	6,813	6,928
Tax credits	1,256	1,635
Fixed assets and intangibles	65	—
Other	1,647	2,105

Total deferred tax assets	27,172	26,378
Valuation allowance	(24,239)	(2,139)

Net deferred tax assets	2,933	24,239
Deferred tax liabilities:
Fixed Assets and Intangibles	—	(755)
Deferred commissions	(2,686)	(2,839)
Other	(247)	(364)

Total deferred tax liabilities	(2,933)	(3,958)

Net deferred tax assets	$—	$20,281

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carry forwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carry back years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more-likely-than-not that the net deferred tax assets as of December 31, 2010 will be realized in the future. The Company continues to maintain a valuation allowance equal to the deferred tax assets that it does not believe are more-likely-than-not to be realized in the future based on all available evidence. The valuation allowance increased by $366,000 in 2009 and decreased by $22.1 million in 2010.

At December 31, 2010, the Company had domestic Federal and State net operating loss carry forwards of approximately $37.7 million and $23.0 million, respectively. The Company also has approximately $29.3 million of foreign net operating loss carry forwards, of which $27.6 million are not subject to expiration. The remaining $1.7 million of foreign net operating loss carry forwards expire between 2014 and 2027. Federal net operating loss carry forwards expire at various dates between 2019 and 2030, while state net operating loss carry forwards expire between 2012 and 2030. In addition, the Company has federal and state research and development credits and foreign tax credits available to reduce future domestic income taxes. The total amount of these credits is approximately $5.3 million. The federal and state research and development credits expire between 2019 and 2030, and between 2014 and 2025, respectively. The foreign tax credits expire between 2012 and 2020.

The Company’s deferred tax assets as of December 31, 2009 and 2010 have been reduced in accordance with Topic 718. As such, net operating loss carry forwards and other attributes created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Instead such amounts are recorded as an addition to stockholders’ equity if and when they are utilized. Deferred tax assets and the related valuation allowance in the above presentation have been reduced by $18.7 million and $16.5 million, as of December 31, 2009 and 2010, respectively, for the effect of excess tax deductions from stock options.

Due to the Company’s available net operating loss deductions, we have not recognized any interest or penalties associated with uncertain tax positions. Further, the amount accrued for interest and penalties for the year ended December 31, 2010 and 2009 was not significant. The Company classifies interest and penalties associated with tax matters as additional interest expense and other expenses rather than as part of income taxes. The Company does not anticipate any significant changes to our unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state tax deduction was not sustained:

	Year Ended December 31,
	2009	2010

Balance as of January 1,	$—	$—
Tax positions taken in prior period
Gross increases	—	312
Gross decreases	—	—
Tax positions taken in current period
Gross increases	—	23
Settlements	—	—

Balance as of December 31,	$—	$335

The unrecognized tax benefit, net of a $43,000 federal benefit for state taxes is $292,000. The unrecognized benefit has been recorded as a credit to our long-term deferred tax assets to eliminate the benefit associated with the uncertain tax position. If subsequently recognized, this unrecognized benefit would reduce tax expense by $292,000.

Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which utilized. The jurisdictions which could be subject to examination include the United States federal jurisdiction and various state and foreign jurisdictions.

(13)	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, term receivables, accounts payable, approximated their fair values at December 31, 2009 and at December 31, 2010. The carrying amount of debt approximated fair value at December 31, 2009. The reason these financial instruments approximated fair values are as follows:

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

Debt:  As of December 31, 2009, the carrying amount of debt approximated fair value due to the period of time it was outstanding and the low rate of interest. In November 2010, the Company issued at par value, $175.0 million in aggregate principal amount of convertible senior notes due 2030 (the “Notes”). As of December 31, 2010, the Notes had a bid price of 99.5625, which equated to fair value of $174.2 million.

(14)	Employee Benefit Plans

The Company has a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full-time U.S. employees. Under the terms of the plan, participants may contribute up to the lower of 12% of their salary or the statutorily prescribed limit to the plan. Employees are eligible after 90 days of service. At its discretion, the Company may make matching contributions. The Company made matching contributions during 2008, 2009 and 2010 of 1.3 million, $1.3 million and $1.5 million, respectively. The Company also has retirement benefit plans related to its foreign subsidiaries. Amounts expensed under these plans were $414,000, $405,000 and $511,000 during 2008, 2009 and 2010, respectively.

The Company has a medical, dental and vision benefit plan and a short-term disability program covering full-time employees of the Company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The Company contributions to the plan were $3.0 million during 2008, $3.2 million during 2009, and $4.0 million during 2010. During 2010 the plan maintained individual and aggregate stop loss insurance policies on the medical portion of the plan of $100,000 and $5.4 million (based on actual plan participants, adjusted monthly), respectively, to mitigate losses.

In July 2004, the Company adopted the 2004 Employee Stock Purchase Plan (“Plan”) which became effective in conjunction with the Company’s initial public offering of common stock. The Plan is administered by the compensation committee of the board of directors and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the terms of the plan, substantially all employees are eligible to purchase shares of RightNow common stock through periodic after-tax payroll deductions at a purchase price established by the administrator. Payroll deductions are limited to 15% of the employee’s regular compensation for each purchase period. The administrator may set the purchase price equal to or discounted from fair market value on the first or last day of each purchase period. Through 2010, purchase periods were consecutive six-month periods ending on the last day in June and December each year. Beginning 2011, purchase periods will be consecutive six-month periods ending on the fifteenth day in August and February each year. For the purchase periods ended December 31, 2008, 2009 and 2010, and June 30, 2009 and 2010, the plan was deemed noncompensatory because the terms were no more favorable than those available to all holders of our common stock. Activity under the plan for 2008, 2009 and 2010 was as follows:

	Purchase Date
	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
	2008	2009	2009	2010	2010

Purchase price per share	$7.34	$11.21	$16.50	$14.91	$22.49
Shares purchased	14,129	11,903	7,038	8,632	5,381

(15)	Subsequent Events

The Company accounts for its subsequent events in accordance with FASB Accounting Standards Codification, Topic 855, Subsequent Events.

(a)  Acquisition

In January 2011, the Company completed an acquisition of Q-go.com B.V. and its subsidiaries. Q-go is a natural language search provider. Q-go’s leading edge technology has been proven to drive higher conversion rates, increase revenue and improve web visitor experiences.

RightNow acquired all of the stock of Q-go.com B.V. and its subsidiaries for approximately $35.7 million in cash. Q-go is headquartered in Amsterdam with subsidiary operations in Germany, Spain and the United States. RightNow will have the purchase price accounting recorded in its March 31, 2011 quarter end financial statements.

(b)  ESPP update

On December 3, 2010, the Board of Directors of RightNow Technologies, Inc. (the “Company”) approved an amendment to the RightNow Technologies, Inc. 2004 Employee Stock Purchase Plan (the “Plan”) to change the beginning of each six month purchase period under the Plan from the first business day in January and July, respectively, to the sixteenth day in February and August, respectively, and change the ending of each such six month purchase period from the last business day in June and December, respectively, to the fifteenth day in August and February, respectively. The Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code, and permits the Company’s and its participating subsidiaries’ eligible employees to elect to participate in the Plan and purchase shares of the Company’s common stock through periodic after-tax payroll deductions at a purchase price established by the administrator of the Plan prior to the first business day of the applicable purchase period; provided that in no event will the purchase price for any purchase period be less than the lesser of 85% of the fair market value of the Company’s common stock on the first business day and the last business day of that purchase period.

In addition to the change in purchase dates under the amended Plan, the Company purchase price established by the administrator of the Plan prior to the first business day of the applicable purchase period, was 95% of the fair market value of the Company’s common stock on the last business day of that purchase period. During 2011, the Company anticipates the purchase price will be 85% of the fair market value of the Company’s common stock on the first business day and the last business day of that purchase period.

(c)  Related party update

On February 7, 2011, the Company signed the following office lease agreements and signed the following amendments to existing office lease agreements with Genesis Partners, LLC.

The first agreement is a lease renewal for approximately 29,724 square feet of office space located at 40 Enterprise Boulevard, Bozeman, Montana. The term of the lease is 120 months, which is expected to commence on or about April 1, 2011, and includes a renewal option for one additional 60 month period. The monthly lease rate for the initial year will be $36,561, and increases by Consumer Price Index on each anniversary date beginning in 2012.

The second agreement is a lease agreement for office space located at 77 Discovery Drive, Bozeman, Montana. This lease calls for construction by the landlord of additional office space to the building at 77 Discovery Drive. Upon completion of the construction, estimated to be by or before June 30, 2012, the lease will then cover about 34,210 square feet of office space. The term of the lease will start when the addition is available for occupancy and run for 120 months, with a renewal option for one additional 60 month period. Upon the beginning of this lease term, the existing lease covering 77 Discovery Drive shall cease in its entirety. The monthly lease rate for the initial year will be $40,168, and increase by Consumer Price Index on each anniversary date beginning in 2013.

The third agreement is an amendment to an existing office lease agreement for office space located at 136 Enterprise Boulevard, Bozeman, Montana. This lease is described in the Company’s Current Report on Form 8-K filing dated May 8, 2007. This amendment calls for a modification to the early termination of the lease, extending the period before the termination right can be exercised from 84 months to 102 months. The remainder of the lease is unchanged.

Greg Gianforte, the Company’s Chairman and Chief Executive Officer, and Steve Daines, the Company’s Vice President of Asia-Pacific, beneficially own, directly or indirectly, 50% and 25% membership interests in Genesis Partners LLC, respectively. The remaining 25% of Genesis Partners is beneficially owned by Mr. Daines’ father, Clair Daines, who is a commercial real estate developer and builder.

The Company believes the terms of these leases above are no less favorable to it than they would have been if obtained from unaffiliated third parties.

(16)	Quarterly Results (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

Operating statement data:
Total revenue	$36,037	$36,340	$38,731	$41,579
Gross profit	24,080	25,040	27,134	28,875
Net income	1,263	36	1,965	2,607
Net income per share:
Basic and Diluted	$0.04	$0.00	$0.06	$0.08

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

Operating statement data:
Total revenue	$42,102	$43,454	$48,593	$51,373
Gross profit	28,891	30,124	34,275	37,170
Net income(1)	585	1,404	2,895	23,506
Net income per share:
Basic	$0.02	$0.04	$0.09	$0.72
Diluted	$0.02	$0.04	$0.09	$0.64

(1)	Net income and net income per share in fourth quarter of 2010 were positively impacted by a tax benefit from a deferred tax asset valuation allowance reversal of $19.7 million. Please refer to Note 12, Income Taxes in the Notes to Consolidated Financial Statements for further discussion.