Form 10-Q
period 2011-03-31
RIGHTNOW TECHNOLOGIES INC
filed 2011-05-06
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 30, 2011 was 33,047,403.

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RightNow Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	December 31,	March 31,
	2010	2011
Assets
Cash and cash equivalents	$181,948	$131,998
Short-term investments	94,759	117,659
Accounts receivable	39,338	34,558
Allowance for doubtful accounts	(2,021)	(1,800)

Receivables, net	37,317	32,758
Deferred commissions	5,418	5,461
Prepaid and other current assets	4,662	5,406
Deferred tax assets, net	3,801	3,806

Total current assets	327,905	297,088

Property and equipment, net	10,702	12,644
Intangible assets, net	6,149	19,115
Goodwill	7,975	31,953
Deferred commissions, non-current	4,747	4,649
Other	4,921	4,669
Deferred tax assets, non-current, net	16,480	16,713

Total Assets	$378,879	$386,831

Liabilities and Stockholders’ Equity
Accounts payable	$10,463	$12,114
Commissions and bonuses payable	7,137	4,678
Other accrued liabilities	13,363	15,193
Current portion of deferred revenue	90,350	86,244

Total current liabilities	121,313	118,229

Deferred revenue, net of current portion	2,969	1,939
Other long-term liabilities	—	453
2.50% Convertible senior notes due 2030	175,000	175,000

Total liabilities	299,282	295,621

Stockholders’ equity:
Common stock	35	36
Additional paid-in capital	136,717	145,359
Treasury stock	(29,149)	(29,149)
Accumulated other comprehensive income	1,953	3,533
Accumulated deficit	(29,959)	(28,569)

Total stockholders’ equity	79,597	91,210

Total Liabilities and Stockholders’ Equity	$378,879	$386,831

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2010	2011
Revenue:
Recurring revenue	$33,025	$41,913
Professional services	9,077	10,416

Total revenue	42,102	52,329

Cost of revenue:
Recurring revenue	5,879	7,326
Professional services	7,332	9,410

Total cost of revenue	13,211	16,736

Gross profit	28,891	35,593
Operating expenses:
Sales and marketing	18,724	22,550
Research and development	5,132	5,596
General and administrative	4,299	6,171

Total operating expenses	28,155	34,317

Income from operations	736	1,276

Interest and other income, net	183	768

Income before income taxes	919	2,044
Provision for income taxes	(334)	(654)

Net income	$585	$1,390

Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Shares used in the computation:
Basic	31,929	32,585
Diluted	33,431	35,482
See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2010	2011
Operating activities:
Net income	$585	$1,390
Non-cash adjustments:
Depreciation and amortization	2,065	2,802
Provision for losses on accounts receivable	50	20
Stock-based compensation	1,755	2,739
Foreign currency gain related to acquisition	—	(1,819)
Changes in operating accounts, net of business acquisitions:
Receivables	2,449	8,029
Prepaid expenses	(1,499)	(342)
Deferred commissions	445	140
Accounts payable	2,045	885
Commissions and bonuses payable	(1,243)	(2,512)
Other accrued liabilities	1,472	593
Deferred revenue	(4,614)	(8,428)

Cash provided by operating activities	3,510	3,497

Investing activities:
Net change in investments	(342)	(22,886)
Acquisition of property and equipment	(1,640)	(3,117)
Business acquisitions, net of cash acquired	—	(33,837)
Intangible asset additions	(1,034)	(1,491)

Cash used in investing activities	(3,016)	(61,331)

Financing activities:

Proceeds from issuance of common stock under employee benefit plans	1,159	5,311
Excess tax benefits of stock options exercised	327	591
Payments on debt	(12)	(240)

Cash provided by financing activities	1,474	5,662

Effect of foreign exchange rates on cash and cash equivalents	(400)	2,222

Increase (decrease) in cash and cash equivalents	1,568	(49,950)
Cash and cash equivalents at beginning of period	41,546	181,948

Cash and cash equivalents at end of period	$43,114	$131,998

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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at March 31, 2011, and results of operations and cash flows for the three month periods ended March 31, 2010 and 2011. This includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year.
     The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates on an on-going basis using historical experience and other factors, including the current economic environment, and management believes these estimates to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity, fluctuations in foreign currency exchange rates, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Significant items subject to such estimates and assumptions include: elements comprising our software, hosting and support sales arrangements and whether the elements have stand-alone and/or fair value; whether the fees charged for our products and services are fixed or determinable, the recoverability of property and equipment and intangible assets, including internal use software cost capitalization; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.
(2) Certain Risks and Concentrations
     The Company’s revenue is derived from the subscription, license, hosting and support of its software products and provision of related professional services. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could materially adversely affect the Company’s operating results. The Company has historically derived a majority of its revenue from customer experience software solutions. These products are expected to continue to account for a significant portion of revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be materially harmed by a decline in demand for, or in the prices of, these products or as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

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
     The Company’s customers are worldwide with approximately 68% of total revenue in North America, 19% EMEA and 13% in Asia Pacific on a trailing twelve month basis.
     No individual customer accounted for more than 10% of the Company’s revenue in 2010 or the three months ended March 31, 2011. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2010 and March 31, 2011.
     As of December 31, 2010 and March 31, 2011, assets located outside North America were 12% and 22% of total assets, respectively. The income (loss) from operations outside of North America totaled $25,000 and ($286,000) for the three months ended March 31, 2010 and 2011, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended
	March 31,
	2010	2011
North America	$29,941	$34,075
EMEA	8,143	10,238
Asia Pacific	4,018	8,016

	$42,102	$52,329

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
     The Company bases the fair value of subscriptions on stand-alone sales of subscription agreements, which are evidenced by subscription renewals. The fair value of professional services is based on stand-alone sales of professional services. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions are recognized over the contractual period and professional services are recognized as incurred provided that the above criteria have been met.

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
(4) Sales Incentives
     Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $4.1 million for the three months ended March 31, 2010 and March 31, 2011. Deferred commissions at December 31, 2010 and March 31, 2011 were $10.2 million and $10.1 million, respectively.
(5) Internal Use Software
     Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. The Company capitalizes these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. The capitalized costs are being amortized and recognized as a cost of recurring revenue, on a straight-line basis, over the estimated useful lives of the related applications which is approximately three years. Net capitalized cost of internally developed computer software was approximately $4.7 million and approximately $5.9 million as of December 31, 2010 and March 31, 2011, respectively. The capitalized costs are included in intangible assets, net on the Company’s Condensed Consolidated Balance Sheets.

(6) 2.50% Convertible Senior Notes
     In November 2010, the Company issued at par value, $175.0 million in the aggregate principal amount of convertible senior notes due 2030 (the “Notes”).
     The Notes bear interest at a rate of 2.50% per annum, which is payable semi-annually, and mature on November 15, 2030, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time, at the holders’ option, have an initial conversion rate of approximately 31.36 shares of RightNow common stock (subject to adjustment in certain circumstances) per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $31.89 per share. If fully converted the Notes would convert into 5,487,786 shares of common stock at the initial conversion rate. The conversion rate will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a “fundamental change,” the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such fundamental change.
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
     The Notes are governed by an indenture dated, November 22, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A.
     In accounting for the issuance of the Notes, the Company classified the Notes as Long-term, Convertible Senior Notes. The debt issuance costs associated with the Notes are being amortized over 5 years. Debt issuance costs, net of amortization were $4.7 million as of March 31, 2011.
(7) Net Income Per Share
     A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2011
Weighted average common shares outstanding for basic net income per share	31,929	32,585
Effect of dilutive securities: Employee stock awards	1,502	2,897

Weighted average shares outstanding for dilutive net income per share	33,431	35,482

     The Company included in the computation of diluted net income per share options to purchase 2,897,000 shares of common stock for the period ended March 31, 2011 because the Company incurred net income for the period and the option price was less than the average market price of the common stock during the period.
     The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2011
Employee stock options	4,915	3,918

     In addition, the Company excluded from the computation of diluted net income per share the effect of the conversion of the convertible senior notes (“Notes”) as they were anti-dilutive. If the Notes had been dilutive, our diluted net income per share would have included additional earnings of $815,343 for the three months ended March 31, 2011. Also included would have been incremental common shares of 5,487,786 for the three months ended March 31, 2011. Please refer to Note 6 herein for more details of the Notes.
(8) Comprehensive Income
     Comprehensive income for the comparative periods was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2011
Net income	$585	$1,390
Other comprehensive income:
Unrealized (loss) on short-term investments	(26)	(14)
Foreign currency translation adjustments	185	1,594

Comprehensive income	$744	$2,970

(9) Fair Value
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
     The following table represents fair value hierarchy for the Company’s financial assets (cash equivalents and investments) which are measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3		Total
Cash	$108,274	$—		$—	$108,274
Money market funds	4,002	—		—	4,002
Certificates of deposit	2,490	—		—	2,490
Commercial paper	—	23,594		—	23,594
Corporate notes and bonds	—	12,886		—	12,886
U.S. Government agency securities	—	84,880		—	84,880
State and municipal securities	—	13,531		—	13,531

	$114,766	$134,891	$		$249,657

(10) Stock-Based Compensation
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
     The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the Condensed Consolidated Statement of Operations (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2011
Stock-based compensation expense:
Cost of recurring revenue	$113	$204
Cost of professional services	114	298
Sales and marketing expenses	751	977
Research and development expenses	257	307
General and administrative expenses	520	953

Total stock-based compensation expense	$1,755	$2,739

     Stock-based compensation expense capitalized during the three months ended March 31, 2011 and March 31, 2010 was insignificant, respectively.
     Unrecognized stock-based compensation expense of outstanding stock options at March 31, 2011 was approximately $30.4 million, which is expected to be recognized over a weighted average period of 2.9 years.
     Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended
	March 31,
	2010	2011
Fair value per share	$7.97	$14.10
Risk free rate	2.0%	2.0%
Expected term	4.5 yrs	4.7 yrs
Volatility	65%	62%
Dividend yield	0%	0%
     Key assumptions used to estimate the fair value of stock awards are as follows:
     Risk Free Rate: The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at or near the time of grant to the expected term of the award.
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
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

     Activity under the Company’s stock option plans for the three months ended March 31, 2011 was as follows (option shares in thousands):

			Weighted		Weighted
		Shares	average	Aggregate	average
	Shares	underlying	exercise	intrinsic	remaining
	available	outstanding	price per	value (in	contractual
	for grant	options	share	thousands)	life (in years)
Balance at December 31, 2010	2,433	6,223	$12.02		7.0
Annual reserve addition (1)	1,000	—	—
Granted (2)	(1,353)	1,324	26.96
Exercised	—	(644)	8.34
Forfeited, expired, exchanged or canceled (3)	89	(88)	11.83

Balance at March 31, 2011	2,169	6,815	$15.27	$109,366	7.6

Vested or expected to vest at March 31, 2011		6,483	$14.94	$106,199	7.5

Exercisable at March 31, 2011		3,159	$11.91	$61,304	6.1

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by stockholders through December 31, 2014.

(2)	During the three months ended March 31, 2011, there were 29,365 restricted stock units granted under the 2004 Equity Incentive Plan.

(3)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.
     The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2011 was $622,000 and $13.4 million, respectively.
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
(12) Income Taxes
     The provision for income taxes of $654,000 in the three months ended March 31, 2011 consists primarily of tax expense resulting from federal taxes, foreign tax withholdings and various state income taxes. The Company’s effective tax rate differs from the federal statutory rate primarily due to state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that the Company does not have significant income taxes payable at March 31, 2011. As of December 31, 2010 and March 31, 2011, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as interest expense and other expense, respectively, in its Condensed Consolidated Statements of Operations. The amount of interest and penalties for the three months ended March 31, 2011 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada, Spain and the Netherlands.
(13) Acquisition
     On January 26, 2011, the Company acquired all of the stock of Q-go.com B.V. (“Q-go”) and its subsidiaries for approximately $35.7 million in cash. Q-go is a natural language search provider. The Company believes Q-go’s leading edge technology will help organizations increase customer revenue and improve web visitor experiences. Q-go was headquartered in Amsterdam with subsidiary operations in Germany, Spain and the United States. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Q-go are included in the condensed consolidated financial statements since the acquisition date.
     The Company has allocated the purchase price to the Q-go assets acquired and liabilities assumed at estimated fair values. The purchase price, and purchase price allocation are as follows (amounts in thousands):

Cash consideration	$35,673

Total purchase price	$35,673

Purchase price allocation:
Net assets assumed	$531
Goodwill and intangible assets	35,142

Total purchase price	$35,673

     As part of the acquisition accounting for Q-go, the Company recognized provisional amounts for the fair value of certain assets acquired and liabilities assumed. The Company continues to review these matters during the measurement period, and if it obtains new information about the facts and circumstances that existed at the acquisition date, which identify adjustments to the initially recorded balances, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts. Subsequent revisions, if any, are not expected to be material.
     The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$23,091
Developed technology	9,586
Customer relationships	1,369
Trade name and trademarks	685
Non-compete agreements	411

Intangible assets	$35,142

     Included in net assets assumed was the fair value of cash acquired of $1.8 million. The excess of the purchase price over the estimated fair value of the net assets acquired of $23.1 million was recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but will be subject to periodic impairment testing in future periods. The acquisition has allowed RightNow to offer a natural language search solution in the marketplace, which resulted in the recorded goodwill. The developed technology and customer relationships intangible assets will be amortized over a period of four years, using the straight-line method. The non-compete agreements will be amortized over a period of three years using the straight-line method and the trade name and trademarks will be amortized over a period of two years using the straight-line method. None of the goodwill is expected to be deductible for tax purposes.
     In preparation for the acquisition of Q-go, the Company purchased Euros for settlement of the transaction. As a result of appreciation of the Euro, the Company realized a foreign currency gain of $1.8 million on the date consideration was transferred. The gain was recorded within interest and other income, net on the Condensed Consolidated Statements of Operations.
(14) Subsequent Events
     The Company accounts for its subsequent events in accordance with FASB Accounting Standards Codification, Topic 855, Subsequent Events. There have been no subsequent events in accordance with Topic 855 to report as of the date this Form-10Q was filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its separate, wholly-owned independent subsidiaries.
Cautionary Statement
          All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, our business, market acceptance and performance of our products, the impact of our technology and products, our ability to pay interest and principal when due on our convertible senior notes or to repurchase such notes in certain circumstances, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our ability to find suitable acquisitions on favorable terms, if at all, our accounting estimates, and our assumptions and judgments. These forward looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, our business model; our success in transitioning to a new President and Chief Operating Officer; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; general economic conditions; fluctuations in foreign currency exchange; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in backlog; the risk that our investments in partner relationships and additional employees will not achieve expected results; interruptions or delays in our hosting operations; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; any unanticipated ambiguities in fair value accounting standards; the amount and timing of any stock repurchases under our stock repurchase program; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the risks associated with our recent acquisition of Q-go, including our ability to retain and motivate Q-go’s employees, our ability to integrate and market Q-go’s solutions to new customers, our ability to retain Q-go’s existing customers, the speed, quality and cost of our efforts to integrate Q-go’s solutions with our solution set, the security and reliability of Q-go’s service, and the risks associated with forecasting the impact of Q-go on combined financial results; the impact of potential future acquisitions, if any; and risks associated with our offering of convertible senior notes including the potential impact on earnings per share calculations; and various other factors. Further information on potential factors that could affect our financial results is included in our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and in other filings with the Securities and Exchange Commission. The forward-looking statements in this release speak only as of the date they are made. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
Overview
          RightNow Technologies provides RightNow CXtm, an on-demand (“cloud-based”) suite of customer experience software and services designed to help consumer-centric organizations improve customer experiences, reduce costs and increase revenue. In today’s competitive business environment, we believe providing superior customer experiences can be a powerful way for companies to drive sustainable differentiation. Our technology enables an organization’s service, marketing and sales personnel to leverage a common application platform to deliver service, to market and to sell via the phone, email, web, chat, and social interactions. Additionally, through our on demand delivery approach, or software-as-a-service (“SaaS”), we believe we are able to eliminate much of the complexity associated with traditional on premise solutions, implement rapidly, and price our solutions at a level that results in a lower cost of ownership compared to on premise solutions. Our value-added services, including business process optimization and product tune-ups, are directed toward improving our customers’ efficiency, increasing user adoption and helping our customers maximize the return on their investment. Approximately 1,900 corporations and government agencies worldwide depend on RightNow to help them achieve their strategic objectives and better meet the needs of those they serve.
          We released our initial version of RightNow Servicetm in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, and our current product suite includes RightNow Web Experiencetm, RightNow Social Experiencetm, RightNow Contact Center Experiencetm, RightNow Engagetm and the RightNow CX Cloud Platformtm. In February 2007, we initiated a quarterly release cycle which allows us to deliver new product capabilities to customers every three months. During the first quarter of 2011 we released RightNow CX February 2011, which included intent guide and natural language search, which we believe will help organizations increase customer revenue and improve web visitor experiences. We acquired this technology through our acquisition of Q-go.com B.V. during the first quarter of 2011.
          Our products served more than 869 million customer interactions, or unique sessions hosted by our solutions, during the three months ended March 31, 2011. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.
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
Cost of Revenue and Operating Expenses
          Cost of Revenue. Cost of revenue consists primarily of salaries and related expenses (such as employee benefits and payroll taxes) for our hosting, support and professional services organizations, third-party costs and equipment depreciation relating to our hosting services, third-party costs for voice enabled customer relationship management (“CRM”) applications, travel expenses related to providing professional services to our clients, amortization of acquired intangible assets, amortization of capitalized internally developed computer software and allocated overhead. We allocate most overhead expenses, such as office supplies, computer supplies, utilities, rent, and depreciation for furniture and equipment, based on headcount. As a result, overhead expenses are reflected in each cost of revenue and operating expense category. We anticipate that we will incur additional hosting, support, employee salaries and related expenses, to support delivery of our solutions in the future.
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
          Research and Development Expenses. Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. In 2009 we began to capitalize costs of internally developed computer software to be sold as a service, which were incurred during the application development stage. We capitalized approximately $4.7 million and $5.9 million of net cost of internally developed computer software as of December 31, 2010, and March 31, 2011, respectively. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings. We also expect that the net capitalized cost of internally developed computer software will increase as we continue to sell and deliver our solution as a service in the future.
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
          We adopted Topic 740, Income Taxes, and its adoption did not have a significant impact on our financial position or results of operations. Topic 740 requires judgment when evaluating tax positions. Our judgment includes, but is not limited to, an evaluation of our material positions taken on tax return filings. The ultimate resolution of tax issues, if any, may result in a significant change to our recorded tax assets and liabilities.
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
Software Capitalization
          Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. We capitalize these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, and external direct costs of materials and services associated with developing or obtaining internal use software. Capitalized costs are being amortized and recognized as a cost of recurring revenue, on a straight-line basis, over the estimated useful lives of the related applications, which is approximately three years. The capitalized costs are included in intangible assets, net on our Condensed Consolidated Balance Sheets.
Recently Issued Accounting Standards
     Not applicable.
Results of Operations
          The following table sets forth certain Condensed Consolidated Statements of Operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended
	March 31,
	2010	2011
Revenue:
Recurring revenue	78%	80%
Professional services	22	20

Total revenue	100	100
Cost of revenue:
Recurring revenue	14	14
Professional services	17	18

Total cost of revenue	31	32

Gross profit	69	68
Operating expenses:
Sales and marketing	45	43
Research and development	12	11
General and administrative	10	12

Total operating expenses	67	66

Income from operations	2	2
Interest and other income, net.	—	2

Income before income taxes	2	4
Provision for income taxes	(1)	(1)

Net income	1%	3%

          The following table sets forth our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended
	March 31,
	2010	2011
Revenue by type:
Recurring	78%	80%
Professional services	22	20
Revenue by geography in:
North America	71%	65%
EMEA	19	20
Asia Pacific	10	15
Quarter Overview
          Total revenue for the first quarter of 2011 increased 24% over the first quarter of 2010, driven by our growth in recurring revenue. Recurring revenue increased 27% compared to the first quarter of 2010, due to expansion within the current customer base, new customer acquisitions and addition of Q-go revenue. Professional services revenue during the first quarter of 2011 increased 15%, due to several projects with higher rates per hour delivered during the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.
          During the first quarter of 2011, we directed our investments to expand distribution by adding sales and marketing personnel to increase sales and increasing headcount to assist with delivering our solutions and technical support. We invested in our research and development group to continue to enhance and expand RightNow CX, but research and development expense increases were offset primarily due to net capitalized cost of internal use computer software. The increase in headcount during the first quarter of 2011 also included staff additions related to the acquisition of Q-go. Total operating expenses increased during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 primarily due to these headcount increases and related expenses in addition to annual merit increases. We experienced an increase in recurring revenue during the first quarter ended March 31, 2011 as compared to the first quarter ended March 31, 2010. The impact of this increase was primarily offset due to the acquisition of Q-go, staff additions and annual merit increases, which was the reason our operating income as a percentage of revenue remained constant at 2% during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.
          For the quarter ended March 31, 2011, we generated $3.5 million of cash from operations which was relatively constant with cash generated from operations in the quarter ended March 31, 2010. Our cash and investment balances decreased to $249.7 million at March 31, 2011 from $276.7 million at December 31, 2010, primarily due to the use of $33.8 million for the acquisition of Q-go, $3.1 million for capital asset additions and $1.5 million for intangible asset additions, offset by $5.3 million of proceeds from stock option exercises and excess tax benefits of stock options exercised through the three months ended March 31, 2011.
          When compared to the quarter ended March 31, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the quarter ended March 31, 2011 relative to the Australian dollar, British pound, Euro and Yen. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the quarter ended March 31, 2011 increased by $10.2 million, or 24%, over total revenue reported in the same period of 2010. If weighted-average currency exchange rates in the quarter ended March 31, 2011 had remained constant with the quarter ended March 31, 2010, revenue for the quarter ended March 31, 2011 would have increased by approximately $9.3 million, which is $910,000 less than the actual increase. In other words, the change in weighted-average exchange rates between the quarters ended March 31, 2010 and 2011 had a favorable impact on revenue of approximately $910,000, or 2%. The revenue most significantly exposed to currency exchange fluctuations is within recurring revenue.
          Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2010 and quarter ended March 31, 2011 had a favorable impact on deferred revenue of approximately $740,000.
          Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total cost of revenue and operating expenses in the quarter ended March 31, 2011 increased by $9.7 million, or 23%, over total cost of revenue and operating expenses in the quarter ended March 31, 2010. If weighted-average currency exchange rates in the quarter ended March 31, 2011 had remained constant with the same period of 2010, these total expenses in the quarter ended March 31, 2011 would have increased by approximately $9.1 million, which is $609,000 less than the actual increase. In other words, the change in weighted-average currency exchange rates between the quarter ended March 31, 2010 and the quarter ended March 31, 2011 increased these total expenses by approximately $609,000. The expenses most significantly exposed to currency exchange fluctuations are generally within sales and marketing and professional services cost of revenue.
          As of March 31, 2011, we had an accumulated deficit of $28.6 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.
Backlog
Total backlog is as follows (in thousands):

	December 31	March 31,
	2010	2011
Current committed backlog	$126,860	$125,858
Non-current committed backlog	27,314	28,361

Total firm committed backlog	154,174	154,219
Current backlog subject to termination for convenience	21,759	28,741
Non-current backlog subject to termination for convenience	119,897	133,164

Total backlog	$295,830	$316,124

          Total backlog, which represents total invoiced and uninvoiced deferred revenue, was approximately $295.8 million and $316.1 million as of December 31, 2010 and March 31, 2011, respectively. Current total backlog, which is the portion of backlog expected to be recognized as revenue within the next twelve months, was approximately $148.6 million and approximately $154.6 million as of December 31, 2010 and March 31, 2011.
          Beginning January 2010, we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. Due to our introduction of the CSA our uncommitted backlog increased during the quarter ended March 31, 2011 as compared to the year ended December 31, 2010. In addition, certain of our arrangements with the federal government include multi-year awards from the federal government. We include within uncommitted backlog unexercised options in our multi-year award contracts with the federal government. Due in part to including unexercised options under various multi-year customer expansion arrangements and new customer acquisitions within backlog, our uncommitted backlog increased during the quarter ended March 31, 2011 as compared to the year ended December 31, 2010.
          During the first quarter of 2011, our cancellations under the CSA were less than 2.5% of our total backlog. Based on cancellations to date, and the potential for future cancellations, we cannot provide assurance that termination for convenience will not be exercised in the future. Based on our past experience with the federal government, future year options are generally exercised if funds are appropriated. However, we cannot assure this outcome. As a result of the CSA and multi-year award contracts with the federal government, we expect the proportion of total backlog that is uncommitted to continue to increase in the future.
          Additionally, a right to terminate for convenience exists in certain of our business contracted with the federal government, and with some commercial customers that have non-CSA agreements. In the case of federal government customers, some of the business that is contracted with this group falls under the termination for convenience guidelines as set forth in the Federal Acquisition Regulations (FARs). The FARs allow the federal government to terminate these arrangements at its option. The majority of our business with the federal government is sold through reseller arrangements that do not include termination for convenience provision(s). A minority of our arrangements are sold either directly to the federal government or through resellers under contracts that do include a right of termination for convenience in accordance with the applicable FARs. We treat this backlog as uncommitted.
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
Three Months Ended March 31, 2010 and 2011
Revenue

	Three Months Ended March 31,
			Percent
(Amounts in thousands)	2010	2011	Change
Recurring revenue	$33,025	$41,913	27%
Professional services	9,077	10,416	15

Total revenue	$42,102	$52,329	24%

          Total revenue for the three months ended March 31, 2011 was $52.3 million, an increase of $10.2 million, or 24%, over total revenue of $42.1 million for the three months ended March 31, 2010. If weighted-average currency exchange rates in the quarter ended March 31, 2011 had remained constant with the weighted-average currency exchange rates in the quarter ended March 31, 2010, revenue as of March 31, 2011 would have increased by approximately $9.3 million, which is $910,000 less than the actual increase with the majority of the currency rate impact within recurring revenue.
          Recurring revenue, which is comprised of subscriptions, term licenses, hosting and support revenue for the three months ended March 31, 2011 was $41.9 million, an increase of $8.9 million, or 27%, over recurring revenue of $33.0 million for the three months ended March 31, 2010. If weighted-average currency exchange rates in the first quarter of 2011 had remained constant with the first quarter 2010 weighted-average currency exchange rates, recurring revenue for the three months ended March 31, 2011 would have increased by approximately $8.3 million, which is $629,000 less than the actual increase. Recurring revenue increased primarily due to expansion sales within our existing customer base, new customer acquisitions, and addition of Q-go revenue. We believe our latest product, RightNow CX, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and higher average transaction prices per customer. Average recurring revenue within the existing customer base increased as a result of sales capacity additions, contract renewals and new products. Customer interactions, a measure of unique customer sessions hosted in our data centers and customer usage, exceeded 869 million in the quarter ended March 31, 2011 as compared to 765 million in the quarter ended March 31, 2010.
          Professional services revenue increased $1.3 million, or 15%, in the quarter ended March 31, 2011 over the comparable 2010 quarter. If weighted-average currency exchange rates in the first quarter of 2011 had remained constant with the first quarter 2010 weighted-average currency exchange rates, professional services revenue as of March 31, 2011 would have increased $1.1 million, which is $281,000 less than the actual increase. The professional services revenue increase was primarily due to the timing of the mix of projects being delivered during the quarter ended March 31, 2011 as compared to the timing of the mix of projects delivered during the quarter ended March 31, 2010. Professional services revenue represented 20% and 22% of total revenue in the three months ended March 31, 2011 and 2010, respectively. Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.
          Revenue from EMEA customers increased to 20% of total revenue in the quarter ended March 31, 2011 from 19% of total revenue in the quarter ended March 31, 2010, while revenue from Asia Pacific clients increased to 15% of total revenue in the quarter ended March 31, 2010 compared to 10% of total revenue in the quarter ended March 31, 2010. Revenue outside North America increased to 35% of total revenue in the three months ended March 31, 2011, compared to 29% for the three months ended March 31, 2010, due to sales expansion in these regions, including Q-go revenue, and favorable foreign currency exchange rate impact.

Cost of Revenue

	Three Months Ended
	March 31,
			Percent
(Amounts in thousands)	2010	2011	Change
Recurring revenue	$5,879	$7,326	25%
Professional services	7,332	9,410	28

Total cost of revenue	13,211	16,736	27%

          Total cost of revenue for the quarter ended March 31, 2011 was $16.7 million, an increase of $3.5 million, or 27%, over total cost of revenue of $13.2 million for the quarter ended March 31, 2010.
          Cost of recurring revenue increased $1.4 million, or 25%, during the quarter ended March 31, 2011 over the quarter ended March 31, 2010. If the weighted-average currency exchange rates in the first quarter of 2011 had remained constant with the first quarter 2010 weighted-average currency exchange rates, cost of recurring revenue in the quarter ended March 31, 2011 would have been $109,000 less than the actual increase. Absent exchange rate impact, cost of recurring revenue increased primarily due to increased headcount to assist with technical support and delivering our solutions, increased expenses from Q-go, and annual merit increases, which increased salaries and related expenses (such as bonuses and stock-based compensation) as well as common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), resulting in a combined expense increase of $612,000. Intangible asset amortization associated with the Q-go acquisition was $592,000 and amortization of internally developed computer software increased $100,000.
          Average employee count in our recurring revenue support operations was 119 during the first quarter of 2011 as compared to 110 during the first quarter of 2010. As a percent of the associated revenue, recurring revenue costs were approximately 18% in both the three months ended March 31, 2011 and the three months ended March 31, 2010.
          Cost of professional services increased $2.1 million, or 28% in the quarter ended March 31, 2011 over the quarter ended March 31, 2010. If the weighted-average currency exchange rates in the first quarter of 2011 had remained constant with the first quarter 2010 weighted-average currency exchange rates, cost of professional services in the quarter ended March 31, 2011 would have increased $1.9 million, which is $238,000 less than the actual increase. Absent exchange rate impact, cost of professional services increased primarily due to increased headcount, increased expenses from Q-go, annual merit increases, bonuses and increases in common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), which increased these expenses approximately $1.8 million. Additionally, third-party professional service expenses increased $447,000.
          Average employee count in our professional service operations was 227 during the first quarter of 2011 compared to 167 during the first quarter of 2010, which was partially due to the addition of 20 employees from the Q-go acquisition. As a percent of the associated revenue, professional services costs were 90% in the three months ended March 31, 2011, compared to 81% in the three months ended March 31, 2010. The increase in the professional service costs as a percentage of the associated revenue was primarily due to increased headcount and related expenses and unfavorable foreign currency exchange rate impact. Employee training, customer scheduling requirements, and use of third-party resources can also cause fluctuation in professional service costs as a percentage of revenue.
Operating Expenses

	Three Months Ended
	March 31,
			Percent
(Amounts in thousands)	2010	2011	Change
Sales and marketing	$18,724	$22,550	20%
Research and development	5,132	5,596	9
General and administrative	4,299	6,171	44

Total operating expenses	$28,155	$34,317	22%

Sales and Marketing Expenses
          Sales and marketing expenses were $22.6 million in the first quarter of 2011, an increase of $3.8 million, or 20%, over sales and marketing expenses of $18.7 million in the first quarter of 2010. If weighted-average currency exchange rates in the first quarter of 2011 had remained constant with the first quarter 2010 weighted-average currency exchange rates, sales and marketing in the quarter ended March 31, 2011 would have increased approximately $3.6 million, which is $250,000 less than the actual increase. Absent exchange rate impact, the increase was due primarily to an increase in average employee count in our sales and marketing organization to 315 during the first quarter of 2011 from 272 during the first quarter of 2010. The personnel additions combined with annual merit increases and related expenses increased sales and marketing expenses by approximately $1.7 million and increased common expense allocation by approximately $469,000. Travel and travel related expenses increased approximately $454,000 as sales increased in the quarter ended March 31, 2011 over the quarter ended March 31, 2010. RightNow and RightNow CX related marketing efforts increased approximately $373,000, as we continue to focus on greater brand awareness during 2011.
          Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Prior to 2010, our average term length of deals was approximately two years. Subsequent to 2010, the average term length was approximately three years. Due to the timing of expenses recognized in proportion to revenue recognized, net sales incentive expense remained constant at $4.1 million in the quarters ended March 31, 2011 and March 31, 2010. Our deferred commissions were $10.2 million and $10.1 million at December 31, 2010 and March 31, 2011, respectively.
Research and Development Expenses
          Research and development expenses were $5.6 million in the three months ended March 31, 2011, an increase of $464,000, or 9%, over research and development expenses of $5.1 million in the three months ended March 31, 2010, primarily due to growth in headcount and annual merit increases, which increased salaries and related expenses by $628,000 and common expense allocation by $363,000. These costs, however, were primarily offset by net capitalized cost of internally developed computer software, which increased $391,000 and third-party professional service costs, which decreased $169,000 over the same period last year. Average employee count in our research and development organization was 210 during the first quarter of 2011 compared to 174 during the first quarter of 2010, which was primarily due to the addition of 22 employees from the Q-go acquisition.
General and Administrative Expenses
          General and administrative expenses were $6.2 million in the first quarter of 2011, an increase of $1.9 million over the first quarter of 2010 primarily due to growth in headcount and annual salary merit increases, which increased salaries and related expenses by $827,000 and increased common expense allocation by $144,000. Average employees in our general and administrative organization were 107 during the first quarter of 2011 compared to 94 during the first quarter of 2010. Additionally, acquisition costs related to the acquisition of Q-go were $415,000, professional service costs increased $132,000 and travel and travel related expenses increased $101,000.
Stock-Based Compensation Expense
          Total stock-based compensation expense for the three months ended March 31, 2011 was $2.7 million compared to $1.8 million for the three months ended March 31, 2010. The increase in stock-based compensation expense was primarily due to an increase in the number of awards granted and an increase in the underlying stock price during the first quarter of 2011 over the first quarter of 2010. Stock-based compensation expense also varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and valuation assumptions.
Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
			Percent
(Amounts in thousands)	2010	2011	Change
Interest income	$196	$249	27%
Interest expense	—	(1,098)	100
Other income (expense)	(13)	1,617	12,538

Total interest and other income, net	$183	$768	320%

          Interest income increased 27% in the first quarter of 2011 from the first quarter of 2010 due to increased cash balances available to invest. Our investment portfolio consists primarily of short-term investment-grade interest-bearing government securities, and corporate debt instruments.
          Interest expense increased $1.1 million in the first quarter of 2011 due to interest expense on our convertible senior notes that were issued in November 2010. The notes bear interest at a rate of 2.50% per annum, are payable semi-annually, and mature on

November 15, 2030, unless earlier redeemed, repurchased or converted. Please refer to Note 6 in our Notes to Condensed Consolidated Financial Statements for further discussion.
          Other income (expense), net increased $1.6 million in the first quarter of 2011 from the first quarter of 2010 primarily due to our purchases of Euros in advance of closing the acquisition of Q-go. As a result of appreciation of the Euro, we realized a foreign currency gain of $1.8 million, which was partially offset by amortization of debt issuance costs of $254,000. Please refer to Note 13 in our Notes to Condensed Consolidated Financial Statements for further discussion related to the acquisition of Q-go and associated foreign currency gain.
Provision for Income Taxes
          The provision for income taxes of $654,000 in the three months ended March 31, 2011 consists primarily of tax expense resulting from federal taxes, foreign tax withholdings and various state income taxes. Our effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards, state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that we do not have significant income taxes payable at March 31, 2011. We expect our full year 2011 effective income tax rate will closely approximate the combined U.S. federal and state blended statutory rate, but this will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.
Liquidity and Capital Resources

	Three Months Ended March 31,
			Percent
(Amounts in thousands)	2010	2011	Change
Cash, cash equivalents and short-term investments	$98,407	$249,657	154%
Cash provided by operating activities	3,510	3,497	n/m
          We have historically funded our operations with cash from operations, equity and convertible debt financings and debt borrowings. At March 31, 2011, cash, cash equivalents, and short-term investments totaled $249.7 million. In addition to our cash and short-term investments, other sources of liquidity at March 31, 2011 included a $3.0 million bank line of credit facility, under which there have been no borrowings.
          Operating activities provided $3.5 million of cash during the three months ended March 31, 2011 and March 31, 2010. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. The percentage of business signed with periodic billing terms was approximately 70% during the quarter ended March 31, 2011 compared to approximately 60% during the quarter ended March 31, 2010. Deferred revenue is not recorded for subscriptions with periodic billing terms until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.
          The allowance for uncollectible accounts receivable represented approximately 5% of current accounts and term receivables at March 31, 2011 and at December 31, 2010. Accounts receivable written off in the first quarter of 2011 were relatively consistent with the fourth quarter of 2010. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and materially adversely affect operating cash flows in the future.
          Investing activities used $61.3 million in the three months ended March 31, 2011. First quarter 2011 investing activities consisted of $33.8 million of business acquisition costs related to the acquisition of Q-go, $22.9 million of net purchases of short-term investments, $3.1 million of purchased capital expenditures, and $1.5 million of capitalized cost of internally developed computer software to be sold as a service. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth.
          Financing activities provided $5.7 million in the three months ended March 31, 2011, which was primarily due to cash generated from exercises of common stock options issued under our employee equity incentive plan.

          We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the possible future acquisitions of complementary products or businesses, the timing and extent of spending required for research and development efforts, and the market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us, in a timely fashion or at all.
Off-Balance Sheet Arrangements
          As of March 31, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Obligations and Commitments
          There have been no material changes to our contractual obligations or commitments since December 31, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Euro and Yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended March 31, 2011 or March 31, 2010.
          When compared to the quarter ended March 31, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the quarter ended March 31, 2011 relative to the Australian dollar, British pound, Euro and Yen. The change in weighted-average currency exchange rates between the quarters ended March 31, 2010 and 2011 had a favorable impact to revenue of $910,000. Additionally, deferred revenue increased by approximately $740,000 when comparing the change in period-end currency exchange rates between the year ended December 31, 2010 and quarter ended March 31, 2011. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the quarter ended March 31, 2011 had an unfavorable impact of approximately $609,000 when comparing the change in weighted-average currency exchange rates between the quarters ended March 31, 2010 and 2011.
Interest Rate Sensitivity
          Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at March 31, 2011, the fair value of our portfolio would decline by approximately $981,000.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
          A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
          International sales comprised 29% and 35% of our revenue for the quarters ended March 31, 2010 and 2011, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:
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
          We had an accumulated deficit of $28.6 million as of March 31, 2011. We expect to continue to incur significant sales and marketing, professional services, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past or at all. Even though we were profitable during the three months ended March 31, 2011, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.
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
          Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations decline or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:
•	our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;

•	general economic, industry and market conditions;

•	fluctuations in foreign currency exchange rates;

•	the mix of revenue between subscription arrangements, professional services and license arrangements as sales commissions are generally expensed ratably over the term of an agreement for subscription services, and expensed when invoiced for license arrangements and professional services;

•	changes in the mix of revenue between recurring revenue and professional services revenue, because the gross margin on professional services is typically lower than the gross margin on recurring revenue;

•	changes in the mix of products sold with managed services and/or usage volume, because the gross margins on voice self-service applications and intent guide is typically lower than the gross margin on our sales, marketing, feedback and service applications;

•	the timing of contracts signed and amount of usage fees;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	stock price volatility, employee exercise behaviors, and stock option or restricted stock unit forfeiture rates, or changes in the number of stock options or restricted stock units granted and vesting requirements in any particular period, which effects the amount of stock-based compensation expense;

•	changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;

•	the purchasing and budgeting cycles of our clients; and

•	changes in tax rate affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to use our net operating losses.
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
          As of March 31, 2011, over 98% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own or lease and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, the Netherlands, New Jersey and England. Some of our Canadian customers are hosted on equipment that is owned and operated by a Canadian partner, and some of our U.S. Department of Defense customers are hosted on equipment that is owned by the Defense Information Services Agency. With our recent acquisition of Q-go we also have the use of a data center in the Netherlands through a managed service contract, using equipment that is leased from a third party. In addition, our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and other events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.
          Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our clients’ service to their customers. Any interruptions or delays in our hosting services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. This in turn could reduce our revenue, subject us to liability, and cause us to issue credits or pay penalties or cause clients to fail to renew their licenses, any of which could adversely affect our business, financial condition and results of operations. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Additionally, beginning the first quarter of 2009, we have a service level credit program, which provides for a partial rebate if we fall short of our system availability objective. If we fail to meet this objective for one or all of our customers, we may have to pay a substantial amount of money, which may impact cash reserves, revenue recognition, and our reputation.
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
          Our success and future growth depends to a significant degree upon the skills, experience, performance and continued service of our senior management, engineering, sales, marketing, service, support and other key personnel. Specifically, we believe that our future success is highly dependent on Greg Gianforte, our founder, Chairman and Chief Executive Officer. In addition, we do not have employment agreements with any of our senior management or key personnel that require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. If we lose the services of Mr. Gianforte or any of our other key personnel, our business will be severely disrupted and we may be unable to operate effectively. We do not maintain “key person” life insurance policies on any of our key employees. Our future success also depends in large part upon our ability to attract, train, integrate, motivate and retain highly skilled employees, particularly sales, marketing and professional services personnel, software engineers, and senior personnel.
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
          Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws, patents and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. We may not be able to obtain any further patents or trademarks, and our pending applications may not result in the issuance of patents or trademarks. Our issued patents may not be broad enough to protect our proprietary rights or could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights outside the United States are different and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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

          The market for on-demand application services is not as mature as the market for traditional on-premise enterprise software, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand application services in general and for on-demand RightNow CX applications in particular. The willingness of companies to increase their use of any on-demand application services is in part dependent on the actual and perceived reliability of hosted solutions. These perceptions may differ among countries and between industries. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. While we have supported traditional on site deployment of our software applications, widespread market acceptance of our on-demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:
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
          At March 31, 2011, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 22% of our outstanding common stock and, together with other officers, directors and other members of senior management, have voting power over approximately 28% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers, directors and other members of senior management, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.
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
(c) Purchases of Equity Securities.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     As reported in our definitive proxy statement filed on April 29, 2011 with the Securities and Exchange Commission, on February 25, 2011, our board of directors also adopted a new policy in respect of severance payable to executive officers whose employment is terminated other than for cause. Under the policy, our chief executive officer will receive a minimum of 18 months base salary, and accelerated vesting of 37.5% of then unvested stock option shares under future stock options grants, together with continuing health benefits subject to the COBRA maximum of 18 months. Our chief operating officer and president will receive a minimum of 12 months base salary, and accelerated vesting of 25% of then unvested stock option shares under future stock options grants, together with reimbursement of his COBRA premiums for up to 18 months. Other executive officers will receive a minimum of 12 months base salary, and accelerated vesting of 12.5% of then unvested stock option shares under future stock options grants, together with continuing health benefits subject to the COBRA maximum of 18 months.
     We have implemented both policies described above with respect to Messrs. Gianforte, Huyard, Davison and Rassaby through amendments dated March 8, 2011 to their employment letters.

Item 6. Exhibits
Exhibits
The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant. (2)

Exhibit 10.1	Renewed lease agreement dated February 7, 2011, between the Registrant and Genesis Partners, LLC for office space located at 40 Enterprise Boulevard, Bozeman, Montana.(3)

Exhibit 10.2	Renewed lease agreement dated February 7, 2011, between the Registrant and Genesis Partners, LLC for office space located at 77 Discovery Drive, Bozeman, Montana.(4)

Exhibit 10.3	Amended lease agreement dated February 7, 2011, between the Registrant and Genesis Partners, LLC for office space located at 136 Enterprise Boulevard, Bozeman, Montana.(5)

Exhibit 10.4	Greg Gianforte amended severance agreement in the event of termination of employment.

Exhibit 10.5	Wayne Huyard amended severance agreement in the event of termination of employment.

Exhibit 10.6	Jeff Davison amended severance agreement in the event of termination of employment.

Exhibit 10.7	Alan Rassaby amended severance agreement in the event of termination of employment.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on February 9, 2011.

(4)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on February 9, 2011.

(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on February 9, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 6, 2011
RightNow Technologies, Inc.
(Registrant)

By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial and Accounting Officer)