Form 10-Q
period 2011-06-30
RIGHTNOW TECHNOLOGIES INC
filed 2011-08-05
CIK 1111247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 29, 2011 was 33,249,662.

RightNow Technologies, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RightNow Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	December 31,	June 30,
	2010	2011
Assets
Cash and cash equivalents	$181,948	$121,792
Short-term investments	94,759	134,133
Accounts receivable	39,338	45,703
Allowance for doubtful accounts	(2,021)	(1,774)

Receivables, net	37,317	43,929
Deferred commissions	5,418	5,963
Prepaid and other current assets	4,662	5,488
Deferred tax assets, net	3,801	3,810

Total current assets	327,905	315,115

Property and equipment, net	10,702	13,003
Intangible assets, net	6,149	19,512
Goodwill	7,975	32,392
Deferred commissions, non-current	4,747	4,966
Other	4,921	4,365
Deferred tax assets, non-current, net	16,480	16,756

Total Assets	$378,879	$406,109

Liabilities and Stockholders’ Equity
Accounts payable	$10,463	$6,819
Commissions and bonuses payable	7,137	6,030
Other accrued liabilities	13,363	18,465
Current portion of deferred revenue	90,350	97,792

Total current liabilities	121,313	129,106

Deferred revenue, net of current portion	2,969	2,355
Other long-term liabilities	—	446
2.50% Convertible senior notes due 2030	175,000	175,000

Total liabilities	299,282	306,907

Stockholders’ equity:
Common stock	35	36
Additional paid-in capital	136,717	152,268
Treasury stock	(29,149)	(29,149)
Accumulated other comprehensive income	1,953	4,422
Accumulated deficit	(29,959)	(28,375)

Total stockholders’ equity	79,597	99,202

Total Liabilities and Stockholders’ Equity	$378,879	$406,109

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue:
Recurring revenue	$34,730	$45,409	$67,755	$87,322
Professional services	8,724	9,407	17,801	19,823

Total revenue	43,454	54,816	85,556	107,145
Cost of revenue:
Recurring revenue	5,952	7,746	11,831	15,072
Professional services	7,378	9,411	14,710	18,821

Total cost of revenue	13,330	17,157	26,541	33,893

Gross profit	30,124	37,659	59,015	73,252
Operating expenses:
Sales and marketing	18,777	24,913	37,501	47,463
Research and development	4,797	5,581	9,929	11,177
General and administrative	4,324	6,377	8,623	12,548

Total operating expenses	27,898	36,871	56,053	71,188

Income from operations	2,226	788	2,962	2,064
Interest and other income (expense), net	19	(1,116)	202	(348)

Income (loss) before income taxes	2,245	(328)	3,164	1,716
Benefit (provision) for income taxes	(841)	522	(1,175)	(132)

Net income	$1,404	$194	$1,989	$1,584

Net income per share:
Basic	$0.04	$0.01	$0.06	$0.05
Diluted	$0.04	$0.01	$0.06	$0.04
Shares used in the computation:
Basic	32,000	33,171	31,965	32,880
Diluted	33,427	36,048	33,430	35,792
See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2010	2011
Operating activities:
Net income	$1,989	$1,584
Non-cash adjustments:
Depreciation and amortization	3,937	6,120
Provision for losses on accounts receivable	81	41
Stock-based compensation	3,516	6,727
Foreign currency gain related to acquisition	—	(1,819)
Changes in operating accounts, net of business acquisitions:
Receivables	(461)	(2,981)
Prepaid and other current assets	(1,868)	443
Deferred commissions	989	(655)
Accounts payable	3,144	(4,413)
Commissions and bonuses payable	(1,573)	(1,157)
Other accrued liabilities	2,564	3,790
Deferred revenue	(4,774)	3,107
Other	(19)	(868)

Cash provided by operating activities	7,525	9,919

Investing activities:
Net change in investments	16,765	(39,297)
Acquisition of property and equipment	(3,836)	(5,148)
Business acquisitions, net of cash acquired	—	(33,837)
Intangible asset additions	(2,339)	(3,083)

Cash provided by (used in) investing activities	10,590	(81,365)

Financing activities:
Proceeds from issuance of common stock under employee benefit plans	1,568	8,376
Excess tax benefits of stock options exercised	1,130	449
Payments on debt	(22)	(260)

Cash provided by financing activities	2,676	8,565
Effect of foreign exchange rates on cash and cash equivalents	(1,125)	2,725

Increase (decrease) in cash and cash equivalents	19,666	(60,156)
Cash and cash equivalents at beginning of period	41,546	181,948

Cash and cash equivalents at end of period	$61,212	$121,792

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Business Description and Basis of Presentation
Business Description
     RightNow Technologies, Inc. (the “Company” or “RightNow”) provides RightNow CX™, a cloud-based suite of customer experience software solutions for companies of all sizes. The Company’s customer experience solution is designed to help consumer-centric organizations improve customer experiences, reduce costs and increase revenue. The Company helps organizations deliver exceptional customer experiences across the web, social networks and contact centers, all delivered through its cloud service. Founded in 1997, RightNow is headquartered in Bozeman, Montana, with additional offices in North America, Europe, Asia and Australia. The Company operates in one segment, which is the customer relationship management market.
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
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at June 30, 2011, results of operations for the three and six month periods ended June 30, 2010 and 2011, and cash flows for the six month periods ended June 30, 2010 and 2011. This includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year.
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
     Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains cash, cash equivalents, and short-term investments with various domestic and foreign financial institutions. The Company’s cash balances with its financial institutions may exceed deposit insurance limits. Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry.
     The Company’s customers are worldwide with approximately 66% of total revenue in North America, 20% in EMEA (Europe, the Middle East and Africa) and 14% in Asia Pacific on a trailing twelve month basis.
     No individual customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2010 and 2011. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2010 or June 30, 2011.
     As of December 31, 2010 and June 30, 2011, assets located outside North America totaled 12% and 22% of total assets, respectively. The income (loss) from operations outside of North America totaled $677,367 and ($1.6) million for the six months ended June 30, 2010 and 2011, respectively. The loss from operations outside North America for the six months ended June 30, 2011 was primarily due to the acquisition of Q-go during the first quarter of 2011. Revenue by geographical region follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
North America	$30,477	$34,915	$60,417	$68,990
EMEA	8,231	11,323	16,374	21,561
Asia Pacific	4,746	8,578	8,765	16,594

	$43,454	$54,816	$85,556	$107,145

(3) Revenue Recognition
     The Company earns its revenues from the delivery of hosted software and support services (recurring revenue), and from the delivery of professional services. Recurring revenues are primarily generated under subscription arrangements and, to a lesser extent, license arrangements. Hosting and support services involve the remote management of the software, technical assistance, and unspecified product upgrades and enhancements on a when and if available basis. Professional services include consulting, training and development services. Under the Company’s subscription contracts, the Company applies ASU 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”), rather than Industry Topic 985, Software, because the customer does not have the right to take possession of the software without incurring a significant incremental penalty. As such, these arrangements are considered service contracts and are not within the scope of Industry Topic 985.
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
     The Company bases the fair value of subscriptions on stand-alone sales of subscription agreements, which are evidenced by subscription renewals. The fair value of professional services is based on stand-alone sales of professional services. The arrangement fee is then allocated to the individual elements based on their relative fair values. Revenue for subscriptions is recognized over the contractual period and revenue for professional services is recognized as delivered provided that the above criteria have been met.
     The Company’s revenue also is, to a lesser extent, earned under license arrangements. Revenue under these arrangements is recognized pursuant to the requirements of Industry Topic 985, Software. Licenses generally include the same elements as subscriptions, plus the right to take possession of the software for no additional fee and are sold for a period of time (a “term” license). Term licenses are non-cancelable, and generally cover a period of two years, but can range from a period of six months to five years. For term licenses, the Company treats the software license, hosting and support services as a single element for purposes of allocating revenue. The Company has established vendor specific objective evidence of fair value for the term license bundle based on stand-alone sales of the bundled items. When sold with professional services, revenue is allocated between the software license, hosting and support element and the professional services element using the relative fair value method. Revenue for the term license element is recognized ratably over the period of the arrangement and revenue for professional services in these arrangements is recognized as delivered.
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
     Professional services revenue is recognized as delivered, based on hours incurred, unless sold in conjunction with a license where vendor specific objective evidence for the term element does not exist, in which case professional services revenue is recognized ratably over the contractual period. The Company has determined that the professional service elements of its software arrangements are not essential to the functionality of the software. The Company has also determined that its professional services (a) are available from other vendors, (b) do not involve a significant degree of risk or unique acceptance criteria, and (c) are not required for the customer to use the software.
(4) Sales Incentives
     Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $4.2 million and $4.7 million for the three months ended June 30, 2010 and June 30, 2011, respectively. Sales incentive expense was $8.3 and $8.8 million for the six months ended June 30, 2010 and June 30, 2011, respectively. Deferred commissions at December 31, 2010 and June 30, 2011 were $10.2 million and $10.9 million, respectively.
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

Capitalizable personnel costs are limited to the time directly spent on such projects. The capitalized costs are being amortized and recognized as a cost of recurring revenue, on a straight-line basis, over the estimated useful lives of the related applications which are approximately three years. Net capitalized cost of internally developed computer software was approximately $4.7 million and approximately $7.1 million as of December 31, 2010 and June 30, 2011, respectively. The capitalized costs are included in intangible assets, net on the Company’s Condensed Consolidated Balance Sheets.
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
     The Notes are governed by an indenture dated, November 22, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A.
     In accounting for the issuance of the Notes, the Company classified the Notes as Long-term, Convertible Senior Notes. The debt issuance costs associated with the Notes are included in other current and non-current assets on the Company’s Condensed Consolidated Balance Sheets and are being amortized over 5 years. Debt issuance costs, net of amortization were $4.5 million as of June 30, 2011.
(7) Net Income Per Share
     A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Weighted average common shares outstanding for basic net income per share	32,000	33,171	31,965	32,880
Effect of dilutive securities:
Employee stock awards	1,427	2,877	1,465	2,912

Weighted average shares outstanding for dilutive net income per share	33,427	36,048	33,430	35,792

     The Company included in the computation of diluted net income per share options to purchase 2,877,000 and 2,912,000 shares of common stock for the three and six months ended June 30, 2011, respectively, because the Company incurred net income for the period and the option price was less than the average market price of the common stock during the period.

     The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Employee stock options	5,148	3,674	5,110	3,638
     In addition, the Company excluded from the computation of diluted net income per share the effect of the conversion of the convertible senior notes due 2030 (“the Notes”) as they were anti-dilutive. If the Notes had been dilutive, our diluted net income per share would have included additional earnings of $815,000 and $1.6 million for the three and six months ended June 30, 2011, respectively. Also included would have been incremental common shares of 5,487,786 for the three and six months ended June 30, 2011. Please refer to Note 6 herein for more details of the Notes.
(8) Comprehensive Income
     Comprehensive income for the comparative periods was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Net income	$1,404	$194	$1,989	$1,584
Other comprehensive income (loss):
Unrealized gain on short-term investments	42	(63)	16	(77)
Foreign currency translation adjustments	(213)	952	(28)	2,546

Comprehensive income	$1,233	$1,083	$1,977	$4,053

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
     The following table represents fair value hierarchy for the Company’s financial assets (cash equivalents and investments) which are measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3		Total
Cash	$112,703	$—		$—	$112,703
Money market funds	5,251	—		—	5,251
Certificates of deposit	1,245	—		—	1,245
Commercial paper	—	5,599		—	5,599
Corporate notes and bonds	—	19,611		—	19,611
U.S. Government agency securities	—	87,421		—	87,421
State and municipal securities	—	24,095		—	24,095

	$119,199	$136,726	$		$255,925

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
     The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the Condensed Consolidated Statement of Operations (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Stock-based compensation expense:
Cost of recurring revenue	$117	$220	$230	$424
Cost of professional services	122	508	236	806
Sales and marketing expenses	726	1,496	1,477	2,473
Research and development expenses	240	387	497	694
General and administrative expenses	556	1,377	1,076	2,330

Total stock-based compensation expense	$1,761	$3,988	$3,516	$6,727

     Stock-based compensation expense capitalized during the six months ended June 30, 2010 and June 30, 2011 was insignificant, respectively.
     Unrecognized stock-based compensation expense of outstanding stock options at June 30, 2011 was approximately $28.7 million, which is expected to be recognized over a weighted average period of 2.7 years.
     Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Fair value per share	$7.21	$15.86	$7.82	$14.23
Risk free rate	1.7%	1.4%	1.9%	2.0%
Expected term	4.2 yrs	4.4 yrs	4.5 yrs	4.7 yrs
Volatility	64%	62%	65%	62%
Dividend yield	0%	0%	0%	0%
     Key assumptions used to estimate the fair value of stock awards are as follows:
     Risk Free Rate: The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at or near the time of grant for time periods similar to the expected term of the award.
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

     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Activity under the Company’s stock option plans for the six months ended June 30, 2011 was as follows (option shares in thousands):

			Weighted		Weighted
		Shares	average	Aggregate	average
	Shares	underlying	exercise	intrinsic	remaining
	available	outstanding	price per	value (in	contractual
	for grant	options	share	thousands)	life (in years)
Balance at December 31, 2010	2,433	6,223	$12.02		7.0
Annual reserve addition (1)	1,000	—	—
Granted (2)	(1,472)	1,427	27.30
Exercised	—	(945)	8.92
Forfeited, expired, exchanged or canceled (3)	155	(155)	13.34

Balance at June 30, 2011	2,116	6,550	$15.77	$108,990	7.4

Vested or expected to vest at June 30, 2011		6,259	$15.45	$106,115	7.3

Exercisable at June 30, 2011		2,984	$12.26	$60,097	5.9

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by stockholders through December 31, 2014.

(2)	During the six months ended June 30, 2011, there were 45,165 restricted stock units granted under the 2004 Equity Incentive Plan.

(3)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan.
     The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2011 was $861,000 and $20.1 million, respectively.
(11) Commitments and Contingencies
Warranties and Indemnification
     The Company’s cloud-based application service is typically warranted to perform in accordance with its user documentation.
     The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any material liabilities related to such obligations in the accompanying condensed consolidated financial statements.
     The Company has entered into service level agreements with a number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their license subscription agreements in the event that the Company fails to meet those levels. To date, the Company has not provided any material credits, or cancelled any agreements related to these service level agreements.
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

Litigation
     From time to time, the Company is involved in legal proceedings arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
(12) Income Taxes
     The benefit for income taxes of $522,000 and the provision for income taxes of $132,000 in the three and six months ended June 30, 2011, respectively, consists primarily of tax expense resulting from federal taxes, foreign tax withholdings and various state income taxes. Without period specific tax benefit items of $554,000, the effective tax rate was 40%. The benefit for income taxes in the three months ended June 30, 2011 was primarily due to tax benefits related to the recognition of net operating losses and stock option exercises. The Company’s effective tax rate without period specific items differs from the federal statutory rate primarily due to state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that the Company does not have significant income taxes payable at June 30, 2011. As of December 31, 2010 and June 30, 2011, the Company had an insignificant liability for unrecognized tax benefits, none of which would materially adversely affect its effective tax rate if recognized. The Company does not expect that the obligation for unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties on the liability for unrecognized tax benefits as interest expense and other expense, respectively, in its Condensed Consolidated Statements of Operations. The amount of interest and penalties for the three and six months ended June 30, 2011 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada, Spain and the Netherlands.
(13) Acquisition
     On January 26, 2011, the Company acquired all of the stock of Q-go.com B.V. (“Q-go”) and its subsidiaries for approximately $35.7 million in cash. Q-go is a natural language search provider, which the Company believes helps organizations increase customer revenue and improve web visitor experiences. Q-go was headquartered in Amsterdam with subsidiary operations in Germany, Spain and the United States. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Q-go are included in the condensed consolidated financial statements since the acquisition date.
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

     The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$23,091
Developed technology	9,586
Customer relationships	1,369
Trade name and trademarks	685
Non-compete agreements	411

Intangible assets	$35,142

     The change in goodwill was as follows (amounts in thousands):

	Six Months Ended
	June 30,
	2010	2011
Balance, beginning of period	$7,975	$7,975
Acquisition of Q-go	—	23,091
Effect of exchange rate changes	—	1,326

Balance, end of period	$7,975	$32,392

     Included in net assets assumed was the fair value of cash acquired of $1.8 million. The excess of the purchase price over the estimated fair value of the net assets acquired of $23.1 million was recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but will be subject to periodic impairment testing in future periods. As a result of exchange rate changes, the amount recorded as goodwill relating to Q-go has appreciated $1.3 million. The acquisition has allowed RightNow to offer a natural language search solution in the marketplace, which resulted in the recorded goodwill. The developed technology and customer relationships intangible assets will be amortized over a period of four years, using the straight-line method. The non-compete agreements will be amortized over a period of three years using the straight-line method and the trade name and trademarks will be amortized over a period of two years using the straight-line method. None of the goodwill is expected to be deductible for tax purposes.
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
Cautionary Statement
     All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, our business, market acceptance and performance of our products, the impact of our technology and products, our ability to pay interest and principal when due on our convertible senior notes or to repurchase such notes in certain circumstances, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our ability to find suitable acquisitions on favorable terms, if at all, our accounting estimates, and our assumptions and judgments. These forward looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; general economic conditions; fluctuations in foreign currency exchange; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in backlog; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; the risk that our investments in partner relationships and additional employees will not achieve expected results; interruptions or delays in our hosting operations; breaches of our security measures; any unanticipated ambiguities in fair value accounting standards; the amount and timing of any stock repurchases under our stock repurchase program; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the risks associated with prior and potential future acquisitions, if any; and risks associated with our offering of convertible senior notes including the potential impact on earnings per share calculations; and various other factors. Further information on potential factors that could affect our financial results is included in our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and in other filings with the Securities and Exchange Commission. The forward-looking statements in this release speak only as of the date they are made. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
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

     We released our initial version of RightNow Servicetm in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, and our current product suite includes RightNow Web Experiencetm, RightNow Social Experiencetm, RightNow Contact Center Experiencetm, RightNow Engagetm and the RightNow CX Cloud Platformtm. In February 2007, we initiated a quarterly release cycle which allows us to deliver new product capabilities to customers every three months. During the second quarter of 2011, we released RightNow CXTM May 2011, which expanded on the features of intent guide and chat and also provided our customers with additional capabilities such as online polling surveys. During the first quarter of 2011, we acquired intent guide and natural language search technologies through our acquisition of Q-go.
     Our products served more than 873 million customer interactions, or unique sessions hosted by our solutions, during the three months ended June 30, 2011. We distribute our solutions primarily through direct sales efforts and to a lesser extent through indirect channels.
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
     Research and Development Expenses. Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. In 2009, we began to capitalize costs of internally developed computer software to be sold as a service, which were incurred during the application development stage. We capitalized approximately $4.7 million and $7.1 million of net cost of internally developed computer software as of December 31, 2010 and June 30, 2011, respectively. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings. We also expect that the net capitalized cost of internally developed computer software will increase as we continue to sell and deliver our solution as a service in the future.
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
Recently Issued Accounting Standards
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. The standard is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.
     In June 2011, the FASB issued new guidance on the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, the Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Results of Operations
     The following table sets forth certain Condensed Consolidated Statements of Operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue:
Recurring revenue	80%	83%	79%	82%
Professional services	20	17	21	18

Total revenue	100	100	100	100

Cost of revenue:
Recurring revenue	14	14	14	14
Professional services	17	17	17	18

Total cost of revenue	31	31	31	32

Gross profit	69	69	69	68
Operating expenses:
Sales and marketing	43	46	44	44
Research and development	11	10	12	10
General and administrative	10	12	10	12

Total operating expenses	64	68	66	66

Income from operations	5	1	3	2
Interest and other income, net	—	(2)	—	—

Income before income taxes	5	(1)	3	2
Provision for income taxes	2	1	1	—

Net income	3%	—%	2%	2%

     The following table sets forth our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue by geography in:
North America	70%	63%	71%	64%
EMEA	19	21	19	20
Asia Pacific	11	16	10	16
Quarter Overview
     Total revenue for the second quarter of 2011 increased 26% over the second quarter of 2010, driven by our growth in recurring revenue. Recurring revenue increased 31% compared to the second quarter of 2010, due to expansion within the current customer base, new customer acquisitions and addition of Q-go revenue. Professional services revenue during the second quarter of 2011 increased 8%, due primarily to the increase in the number of billable hours being delivered during the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010. During the second quarter of 2011, as compared to the first quarter of 2011 we saw a decrease in the need for our professional services work as a result of increasing traction with partners who are performing more professional services work as well as solution innovation that helps simplify the implementation and configuration processes. Thus, we have seen a decrease in professional services revenue from the first quarter of 2011.
     During the second quarter of 2011, we directed our investments to expand distribution by adding sales and marketing personnel to increase sales and by increasing headcount to assist with delivering our solutions and technical support. We realigned resources within professional services organization to better serve our shift in revenue mix and demand for professional services work. We invested in our research and development group to continue to enhance and expand RightNow CXTM. The increase in headcount during the second quarter of 2011 over the second quarter of 2010 also included staff additions related to our first quarter 2011 acquisition of Q-go.

General and administrative expenses increased during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 primarily due to growth in headcount and annual salary and incentive increases. Total operating expenses increased during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 primarily due to these headcount increases and related expenses in addition to annual merit increases. Bonus expense increased $5.5 million during the second quarter of 2011 over the second quarter of 2010 primarily due to achievement under our corporate incentive program. We experienced an increase in total revenue, driven primarily by recurring revenue increases during the second quarter ended June 30, 2011 as compared to the second quarter ended June 30, 2010. The impact of the increase was primarily offset by staff additions and annual merit increases, the acquisition of Q-go, and professional service realignment. These increases in expenses were the reason operating income as a percentage of revenue was 1% during the quarter ended June 30, 2011 compared to 5% during the quarter ended June 30, 2010. For the quarter ended June 30, 2011, we generated $6.4 million of cash from operations compared to $4.0 million in the quarter ended June 30, 2010. Our cash and investment balances decreased to $255.9 million at June 30, 2011 from $276.7 million at December 31, 2010, primarily due to the use of $33.8 million for the acquisition of Q-go, which occurred during the first quarter of 2011, $5.1 million for capital asset additions and $3.1 million for intangible asset additions, offset by $8.4 million of proceeds from stock option exercises and excess tax benefits of stock options exercised through the six months ended June 30, 2011.
     During the three and six months ended June 30, 2011, foreign currency fluctuations had a significant impact on our financial results on a constant currency basis when comparing the weighted-average exchange rates during the three and six months ended June 30, 2010 to the weighted-average exchange rates during the three and six months ended June 30, 2011.
     When compared to the three months ended June 30, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the three months ended June 30, 2011 relative to the Australian dollar, British pound, Euro and Yen. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the quarter ended June 30, 2011 increased $11.4 million, or 26%, over total revenue reported in the same period of 2010. If weighted-average currency exchange rates in the quarter ended June 30, 2011 had remained constant with the quarter ended June 30, 2010, revenue for the quarter ended June 30, 2011 would have increased by approximately $9.2 million, which is $2.2 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the quarters ended June 30, 2010 and 2011 had a favorable impact to revenue of $2.2 million.
     Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. Total international cost of revenue and operating expenses in the three months ended June 30, 2011 increased by $12.8 million, or 31%, over total cost of revenue and operating expenses in the three months ended June 30, 2010. If weighted-average currency exchange rates in the three months ended June 30, 2011 had remained constant with the same period of 2010, these total expenses in the three months ended June 30, 2011 would have increased by approximately $11.4 million, which is $1.4 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the three months ended June 30, 2010 and the three months ended June 30, 2011 increased these total expenses by approximately $1.4 million. The expenses most significantly exposed to currency exchange fluctuations are generally within sales and marketing and professional services cost of revenue.
     When compared to the six months ended June 30, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the six months ended June 30, 2011 relative to the Australian dollar, British pound, Euro and Yen. Total revenue in the six months ended June 30, 2011 increased $21.6 million, or 25%, over total revenue reported in the same period of 2010. If weighted-average currency exchange rates in the six months ended June 30, 2011 had remained constant with the six months ended June 30, 2010, revenue for the six months ended June 30, 2011 would have increased by approximately $18.5 million, which is $3.1 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the six months ended June 30, 2010 and 2011 had a favorable impact to revenue of $3.1 million.
     Total international cost of revenue and operating expenses in the six months ended June 30, 2011 increased by $22.5 million, or 27%, over total cost of revenue and operating expenses in the six months ended June 30, 2010. If weighted-average currency exchange rates in the six months ended June 30, 2011 had remained constant with the same period of 2010, these total expenses in the six months ended June 30, 2011 would have increased by approximately $20.5 million, which is $2.0 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the six months ended June 30, 2010 and the six months ended June 30, 2011 increased these total expenses by approximately $2.0 million. The expenses most significantly exposed to currency exchange fluctuations are generally within sales and marketing and professional services cost of revenue.
     Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2010 and quarter ended June 30, 2011 had a favorable impact on deferred revenue of approximately $1.0 million.

     As of June 30, 2011, we had an accumulated deficit of $28.4 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.
Backlog
Total backlog is as follows:

	December 31, 2010,			June 30, 2011
(Amounts in thousands)	Current	Non-Current	Total	Current	Non-Current	Total
Committed backlog	$126,860	$27,314	$154,174	$131,597	$22,969	$154,566
Backlog subject to termination	21,759	119,897	141,656	32,002	147,293	179,295

Total backlog	$148,619	$147,211	$295,830	$163,599	$170,262	$333,861

     Total backlog, which represents total invoiced and uninvoiced deferred revenue, was approximately $295.8 million and $333.9 million as of December 31, 2010 and June 30, 2011, respectively. The increase in backlog was primarily due to expansion sales within our existing customer base, new customer acquisitions and the addition of backlog as a result of the acquisition of Q-go during the first quarter of 2011. Current total backlog, which is the portion of backlog expected to be recognized as revenue within the next twelve months, was approximately $148.6 million and approximately $163.6 million as of December 31, 2010 and June 30, 2011. We treat backlog that is subject to termination as uncommitted backlog and we treat backlog that is not subject to termination as committed backlog.
     Beginning January 2010, we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. Due to our introduction of the CSA, our uncommitted backlog increased during the quarter ended June 30, 2011 as compared to the year ended December 31, 2010. In addition, certain of our arrangements with the federal government include multi-year awards from the federal government. We include within uncommitted backlog unexercised options in our multi-year award contracts with the federal government. Due in part to including unexercised options under various multi-year customer expansion arrangements and new customer acquisitions within backlog, our uncommitted backlog increased during the quarter ended June 30, 2011 as compared to the year ended December 31, 2010.
     During the second quarter of 2011, our cancellations under the CSA were less than 1% of our total backlog. Based on cancellations to date, and the potential for future cancellations, we cannot provide assurance that termination for convenience will not be exercised in the future. Based on our past experience with the federal government, future year options are generally exercised if funds are appropriated. However, we cannot assure this outcome. As a result of the CSA and multi-year award contracts with the federal government, we expect the proportion of total backlog that falls under the termination for convenience to continue to increase in the future.
     Additionally, a right to terminate for convenience exists in certain of our business contracted with the federal government, and with some commercial customers that have non-CSA agreements. In the case of federal government customers, while the majority of our business is sold through reseller arrangements that do not include termination for convenience provision(s), some of the business that is contracted with this group is subject to termination for convenience as set forth in the Federal Acquisition Regulations (FARs). The FARs allow the federal government to terminate these arrangements at its option.

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
Three and Six Months Ended June 30, 2010 and 2011
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
(Amounts in thousands)	2010	2011	Change	2010	2011	Change
Recurring revenue:	$34,730	$45,409	31%	$67,755	$87,322	29%
Professional services	8,724	9,407	8	17,801	19,823	11

Total revenue	$43,454	$54,816	26%	$85,556	$107,145	25%

     Total revenue for the three months ended June 30, 2011 was $54.8 million, an increase of $11.4 million, or 26%, over total revenue of $43.5 million for the three months ended June 30, 2010. During the second quarter of 2011, we saw an increase in recurring revenue. At the same time, we saw a decrease in the need for our professional services work as a result of increasing traction with partners who are performing more professional services work as well as solution innovation that helps simplify the implementation and configuration processes. Thus, we have seen a decrease in professional services revenue from the first quarter of 2011. If weighted-average currency exchange rates in the three months ended June 30, 2011 had remained constant with the weighted-average currency exchange rates in the three months ended June 30, 2010, revenue during the first three months of 2011 would have increased by approximately $9.2 million, which is $2.2 million less than the actual increase with the majority of the currency rate impact within recurring revenue.
     Total revenue for the six months ended June 30, 2011 was $107.1 million, an increase of $21.6 million, or 25%, over total revenue of $85.6 million for the six months ended June 30, 2010. If weighted-average currency exchange rates in the six months ended June 30, 2011 had remained constant with the weighted-average currency exchange rates in the six months ended June 30, 2010, revenue during the first six months of 2011 would have increased by approximately $18.5 million, which is $3.1 million less than the actual increase with the majority of the currency rate impact within recurring revenue.
     Recurring revenue for the three months ended June 30, 2011 was $45.4 million, an increase of $10.7 million, or 31%, over recurring revenue of $34.7 million for the three months ended June 30, 2010. If weighted-average currency exchange rates in the first three months of 2011 had remained constant with weighted-average currency exchange rates in the first three months of 2010, recurring revenue for the three months ended June 30, 2011 would have increased by approximately $9.0 million, which is $1.7 million less than the actual increase. Recurring revenue increased primarily due to expansion sales within our existing customer base, new customer acquisitions, and addition of Q-go revenue. We believe our multi-channel solution, RightNow CXTM, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and higher average transaction prices per customer. Average recurring revenue within the existing customer base increased as a result of sales capacity additions, contract renewals and new products.
     For the six months ended June 30, 2011, recurring revenue increased $19.6 million, or 29%, over recurring revenue of $67.8 million for the six months ended June 30, 2010. If weighted-average currency exchange rates in the six months ended June 30, 2011 had remained constant with the weighted-average currency exchange rates in the six months ended June 30, 2010, recurring revenue during the first six months of 2011 would have increased by $17.3 million, which is $2.3 million less than the actual increase. Recurring revenue increased due to expansion sales within our existing customer base and new customer acquisitions, and addition of Q-go revenue over the comparable period.
     Professional services revenue increased $683,000, or 8%, in the quarter ended June 30, 2011 over the comparable 2010 quarter. If weighted-average currency exchange rates in the second quarter of 2011 had remained constant with the weighted-average currency exchange rates in the second quarter of 2010, professional services revenue as of June 30, 2011 would have increased $129,000, which is $554,000 less than the actual increase. We believe our solution innovation is driving the acceleration in our recurring revenue and at the same time, reducing the need for internal professional services work. Professional services revenue represented 17% and 20% of total revenue in the three months ended June 30, 2011 and 2010, respectively.
     Professional services revenue for the six months ended June 30, 2011 increased $2.0 million over the six months ended June 30, 2010. If weighted-average currency exchange rates in the six months ended June 30, 2011 had remained constant with the weighted-average currency exchange rates in the six months ended June 30, 2010, professional services revenue during the first six months of 2011 would have increased by approximately $1.2 million, which is $835,000 less than the actual increase. The professional services revenue increase was primarily due to the number of hours delivered and the timing of the mix of projects delivered during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Professional services revenue represented 18% and 21% of total revenue in the six months ended June 30, 2011 and 2010, respectively.
     Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.
     Revenue from EMEA customers increased to 21% of total revenue in the quarter ended June 30, 2011 from 19% of total revenue in the quarter ended June 30, 2010, while revenue from Asia Pacific clients increased to 16% of total revenue in the quarter ended June 30, 2011 compared to 11% of total revenue in the quarter ended June 30, 2010. Revenue outside North America increased to 37% of total revenue in the three months ended June 30, 2011, compared to 30% for the three months ended June 30, 2010, due to sales expansion in these regions, including Q-go revenue, and favorable foreign currency exchange rate impact. Revenue outside North America increased to represent 36% of total revenue for the six months ended June 30, 2011 from 29% for the six months ended June 30, 2010, due to sales expansion in these regions, including Q-go revenue, and favorable foreign currency exchange rate impact.
Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2010	2011	Change	2010	2011	Change
Recurring revenue	$5,952	$7,746	30%	$11,831	$15,072	27%
Professional services	7,378	9,411	28	14,710	18,821	28

Total cost of revenue	$13,330	$17,157	29%	$26,541	$33,893	28%

     Total cost of revenue for the quarter ended June 30, 2011 was $17.2 million, an increase of $3.8 million, or 29%, over total cost of revenue of $13.3 million for the quarter ended June 30, 2010. Total cost of revenue for the six months ended June 30, 2011 was $33.9 million, an increase of $7.4 million, or 28%, over total cost of revenue of $26.5 million for the six months ended June 30, 2010.
     Cost of recurring revenue increased $1.8 million, or 30%, during the quarter ended June 30, 2011 over the quarter ended June 30, 2010. Cost of recurring revenue increased primarily due to increased headcount to assist with technical support and delivering our solutions, increased expenses from Q-go, and annual merit increases, which increased salaries and related expenses as well as common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), resulting in a combined expense increase of $709,000. Intangible asset amortization associated with the Q-go acquisition was approximately $590,000 and amortization of internally developed computer software increased approximately $351,000.

     Average employee count in our recurring revenue support operations was 122 during the second quarter of 2011 as compared to 111 during the second quarter of 2010. As a percent of the associated revenue, recurring revenue costs were approximately 17% in both the three months ended June 30, 2011 and the three months ended June 30, 2010.
     For the six months ended June 30, 2011, cost of recurring revenue increased $3.2 million, or 27%, from the comparable 2010 period due to increased headcount to assist with technical support and delivering our solutions, increased expenses from Q-go, and annual merit increases, which increased salaries and related expenses as well as common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), resulting in a combined expense increase of $1.2 million. Intangible asset amortization associated with the Q-go acquisition was approximately $1.4 million and amortization of internally developed computer software increased approximately $621,000. As a percent of the associated revenue, recurring revenue costs were 17% in the six months ended June 30, 2011 as compared to 18% of associated revenue in the six months ended June 30, 2010. The reduction in the cost of recurring revenue as a percentage of associated revenue was due to our growth in recurring revenue.
     Cost of professional services increased $2.0 million, or 28% in the quarter ended June 30, 2011 over the quarter ended June 30, 2010. If the weighted-average currency exchange rates in the second quarter of 2011 had remained constant with weighted-average currency exchange rates in the second quarter of 2010, cost of professional services in the quarter ended June 30, 2011 would have increased $1.5 million, which is $523,000 less than the actual increase. Absent exchange rate impact, cost of professional services increased primarily due to increased headcount, which increased salaries and related expenses, resulting in a combined increase of approximately $1.4 million and increases in employee incentives one-time severance payments as a result of staff realignment and expenses relating to third-party professional service expenses.
     Average employee count in our professional service operations was 254 during the second quarter of 2011 compared to 175 during the second quarter of 2010, which was partially due to the addition of 20 employees from the Q-go acquisition. Although headcount has grown, we have reduced the size of our professional services organization to meet the decline in demand for professional service work during the second quarter of 2011 and have engaged more with partners and other third-party contractors who recognize the strategic value of implementing our solutions and help simplify the implementation and configuration processes. As a percent of the associated revenue, professional services costs were 100% in the three months ended June 30, 2011, compared to 85% in the three months ended June 30, 2010. The increase in the professional service costs as a percentage of the associated revenue was primarily due to increased headcount and related expenses and unfavorable foreign currency exchange rate impact. Employee training, customer scheduling requirements, and use of third-party resources can also cause fluctuation in professional service costs as a percentage of revenue.
     For the six months ended June 30, 2011, cost of professional services increased $4.1 million, or 28%, from the comparable 2010 period. If the weighted-average currency exchange rates in the six months ended June 30, 2011 had remained constant with the six months ended June 30, 2010, cost of professional services in the six months ended June 30, 2011 would have increased $3.3 million, which is $761,000 less than the actual increase. In other words, the change in weighted-average exchange rates between the six months ended June 30, 2010 and the six months ended June 30, 2011 increased these total expenses by approximately $761,000. Absent exchange rate impact, the increase in the professional service costs from the comparable 2010 period was primarily due to increased headcount, which increased salaries and related expenses resulting in a combined increase of approximately $3.1 million and increases in expenses relating to third-party professional service expenses, employee incentives and one-time severance payments as a result of staff realignment.
Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2010	2011	Change	2010	2011	Change
Sales and marketing	$18,777	$24,913	33%	$37,501	$47,463	27%
Research and development	4,797	5,581	16	9,929	11,177	13
General and administrative	4,324	6,377	47	8,623	12,548	46

Total operating expenses	$27,898	$36,871	32%	$56,053	$71,188	27%

Sales and Marketing Expenses
     Sales and marketing expenses were $24.9 million in the second quarter of 2011, an increase of $6.1 million, or 33%, over sales and marketing expenses of $18.8 million in the second quarter of 2010. If weighted-average currency exchange rates in the second quarter of 2011 had remained constant with weighted-average currency exchange rates in the second quarter of 2010, sales and marketing expenses in the quarter ended June 30, 2011 would have increased approximately $5.5 million, which is $667,000 less than the actual increase. Absent exchange rate impact, the increase was due primarily to an increase in average employee count in our sales and marketing organization to 327 during the second quarter of 2011 from 289 during the second quarter of 2010. The personnel additions combined with annual merit increases and commission and bonus expenses increased sales and marketing expenses by approximately $2.8 million and increased common expense allocation by approximately $1.1 million. RightNow CXTM related marketing efforts increased approximately $480,000 and travel related expenses increased $459,000 in the quarter ended June 30, 2011 over the quarter ended June 30, 2010 as we continued to focus on increasing sales and brand awareness.
     Sales and marketing expenses were $47.5 million for the six months ended June 30, 2011, an increase of $10.0 million, or 27%, over sales and marketing expense of $37.5 million for the six months ended June 30, 2010. Unfavorable foreign currency exchange rate impact increased sales and marketing expense by $917,000 for the six months ended June 30, 2011. If weighted-average currency exchange rates in the six months ended June 30, 2011 had remained constant with the weighted-average currency exchange rates in the six months ended June 30, 2010, sales and marketing expenses during the first six months in 2011 would have increased by approximately $9.0 million. Absent exchange rate impact, the sales and marketing expenses increase was primarily due to personnel additions combined with annual merit increases and commission and bonus expense increasing by $4.3 million and common expense allocation increasing by approximately $1.6 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Additionally, travel related expenses increased approximately $900,000 and marketing related efforts increased approximately $850,000 as we continued to focus on increasing sales and brand awareness during the six months ended June 30, 2011 over the six months ended June 30, 2010.
     Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Net sales incentive expense was $4.7 million and $4.2 million for the three months ended June 30, 2011 and June 30, 2010, respectively. Net sales incentive expense was $8.8 million and $8.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Our deferred commissions were $10.2 million and $10.9 million at December 31, 2010 and June 30, 2011, respectively.
Research and Development Expenses
     Research and development expenses were $5.6 million in the three months ended June 30, 2011, an increase of $784,000, or 16%, over research and development expenses of $4.8 million in the three months ended June 30, 2010, primarily due to growth in headcount, which increased salaries and related expenses by $679,000 and common expense allocation by $369,000. The increase in research and development costs were offset by a $286,000 increase in capitalized cost of internally developed computer software over the same period last year. The capitalized costs of internally developed computer software are included in intangible assets, net on our Condensed Consolidated Balance Sheets and are amortized to cost of recurring revenue on our Condensed Consolidated Statements of Operations. Average employee count in our research and development organization was 225 during the second quarter of 2011 compared to 174 during the second quarter of 2010, which was primarily due to the addition of headcount to enhance and expand RightNow CXTM, including the addition of 22 employees from our first quarter 2011 acquisition of Q-go.
     Research and development expenses for the six months ended June 30, 2011 increased $1.2 million, or 13%, over the comparable 2010 period primarily due to growth in headcount and expenditures pertaining to enhancing and expanding RightNow CXTM. The increase in these costs, were offset by a $744,000 increase in capitalized cost of internally developed computer software over the same period of 2010.
General and Administrative Expenses
     General and administrative expenses were $6.4 million in the second quarter of 2011, an increase of $2.1 million over the second quarter of 2010, primarily due to growth in headcount and annual salary and incentive increases, which increased salaries and related expenses by $619,000 and increased common expense allocation by $211,000. Average employees in our general and administrative organization were 109 during the second quarter of 2011 compared to 96 during the second quarter of 2010. Additionally, stock based compensation expense increased $821,000, legal costs increased $253,000 and accounting and payroll services increased $143,000.
     General and administrative expenses for the six months ended June 30, 2011 were $12.5 million, or 46%, over the comparable period in 2010, which was primarily due to growth in headcount and related expenses which resulted in a combined increase of $1.4 million, an increase in stock based compensation of $1.3 million and acquisition costs related to the Q-go acquisition during the first quarter of 2011 of $415,000.
Stock-Based Compensation Expense
     Total stock-based compensation expense for the three months ended June 30, 2011 was $4.0 million compared to $1.8 million for the three months ended June 30, 2010. The increase in stock-based compensation expense was primarily due to an increase in the number of awards granted and an increase in the underlying stock price during the second quarter of 2011 over the second quarter of 2010. Additionally, a portion of overachievement of employee bonuses was recorded to stock-based compensation expense during the second quarter of 2011 and will be paid in stock issued during the third quarter of 2011. Stock-based compensation was $6.7 million for the six months ended June 30, 2011 as compared to $3.5 million for the six months ended June 30, 2010. Stock-based compensation was higher for the six months ended June 30, 2011 primarily due to an increase in the number of awards granted and an increase in the underlying stock price during the first half of 2011 over the first half of 2010. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.
Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
(Amounts in thousands)	2010	2011	Change	2010	2011	Change
Interest income	$117	$201	72%	$313	$451	44%
Interest expense	(1)	(1,099)	1098	(1)	(2,197)	2,196
Other income (expense), net	(97)	(218)	125	(110)	1,398	1,371

Total interest and other income, net	$19	$(1,116)	5,974%	$202	$(348)	272%

     Interest income increased 72% and 44% in the three and six months ended June 30, 2011, respectively, due to increased cash balances available to invest. Our investment portfolio consists primarily of short-term investment-grade interest-bearing government securities and corporate debt instruments.
     Interest expense increased $1.1 million and $2.2 million in the three and six months ended June 30, 2011, respectively, due to interest expense on our convertible senior notes that were issued in November 2010. The notes bear interest at a rate of 2.50% per annum, are payable semi-annually, and mature on November 15, 2030, unless earlier redeemed, repurchased or converted. Please refer to Note 6 in our Notes to Condensed Consolidated Financial Statements for further discussion.
     The change in other income (expense), net during the first quarter of 2011 from the first quarter of 2010 resulted in a net expense increase of $121,000 primarily due to the amortization of debt issuance costs of $253,000 offset by an increase in unrealized exchange gain of $111,000 during the first quarter of 2011.
     The change in other income (expense), net during the first half of 2011 from the first half of 2010 resulted in a net income increase of $1.5 million primarily due to our purchases of Euros in advance of closing the acquisition of Q-go. As a result of appreciation of the Euro, we realized a foreign currency gain of $1.8 million, which was partially offset by amortization of debt issuance costs of $507,000 during the first half of 2011. Please refer to Note 13 in our Notes to Condensed Consolidated Financial Statements for further discussion related to the acquisition of Q-go and associated foreign currency gain.
Provision for Income Taxes

     The benefit for income taxes of $522,000 and the provision for income taxes of $132,000 in the three and six months ended June 30, 2011, respectively, consists primarily of tax expense resulting from federal taxes, foreign tax withholdings and various state income taxes. Without period specific tax benefit items of $554,000, the effective tax rate was 40%. The benefit for income taxes in the three months ended June 30, 2011 was primarily due to tax benefits related to the recognition of net operating losses and stock option exercises. Our effective tax rate without period specific items differs from the federal statutory rate primarily due to state and foreign taxes, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that we do not have significant income taxes payable at June 30, 2011. We expect our full year 2011 effective income tax rate will closely approximate the combined U.S. federal and state blended statutory rate, but this will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.
Liquidity and Capital Resources

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
(Amounts in thousands)	2010	2011	Change	2010	2011	Change
Cash, cash equivalents and short-term investments	$99,440	$255,925	157%	$99,440	$255,925	157%
Cash provided by operating activities	4,014	6,422	60%	7,525	9,919	32%
     We have historically funded our operations with cash from operations, equity and convertible debt financings and debt borrowings. At June 30, 2011, cash, cash equivalents, and short-term investments totaled $255.9 million. In addition to our cash and short-term investments, other sources of liquidity at June 30, 2011 included a $3.0 million bank line of credit facility, under which there have been no borrowings.
     Operating activities provided $6.4 million and $9.9 million of cash during the three and six months ended June 30, 2011, respectively, as compared to $4.0 million and $7.5 million of cash during the three and six months ended June 30, 2010. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. Deferred revenue is not recorded for subscriptions with periodic billing terms until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.
     The allowance for uncollectible accounts receivable represented approximately 4% of current accounts receivable at June 30, 2011 and 5% of current accounts receivable at December 31, 2010. Accounts receivable written off in the second quarter of 2011 were lower compared to the fourth quarter of 2010. As of June 30, 2011, we experienced an improvement in our aged receivables as compared to December 31, 2010. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and materially adversely affect operating cash flows in the future.
     Investing activities used $20.0 million and $81.4 million in the three and six months ended June 30, 2011, respectively. Second quarter 2011 investing activities consisted of $16.4 million of net purchases of short-term investments, $2.0 million of purchased capital expenditures and $1.6 million of capitalized cost of internally developed computer software to be sold as a service. Capital asset additions consisted primarily of equipment acquisitions for our hosting operations and employee growth. During the six months ended June 30, 2011, investing activities consisted of $39.3 million of net purchases of short-term investments, $33.8 million of business acquisition costs related to the acquisition of Q-go, $5.1 million of purchased capital expenditures and $3.1 million of capitalized cost of internally developed computer software to be sold as a service.
     Financing activities provided $2.9 million and $8.6 million in the three and six months ended June 30, 2011, respectively, which was primarily due to cash generated from exercises of common stock options issued under our employee equity incentive plan.
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

Off-Balance Sheet Arrangements
     As of June 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Obligations and Commitments
     There have been no material changes to our contractual obligations or commitments since December 31, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Euro and Yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended June 30, 2011 or June 30, 2010.
     During the three and six months ended June 30, 2011, foreign currency fluctuations had a significant impact on our financial results on a constant currency basis, when comparing the weighted-average exchange rates during the three and six months ended June 30, 2010 to the weighted-average exchange rates during the three and six months ended June 30, 2011.
     When compared to the three months ended June 30, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the three months ended June 30, 2011 relative to the Australian dollar, British pound, Euro and Yen. The change in weighted-average currency exchange rates between the three months ended June 30, 2010 and 2011 had a favorable impact to revenue of $2.2 million. Additionally, deferred revenue increased by approximately $1.0 million when comparing the change in period-end weighted-average currency exchange rates between the year ended December 31, 2010 and quarter ended June 30, 2011. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the three months ended June 30, 2011 had an unfavorable impact of approximately $1.4 million when comparing the change in weighted-average currency exchange rates between the three months ended June 30, 2010 and 2011.
     When compared to the six months ended June 30, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the quarter ended June 30, 2011 relative to the Australian dollar, British pound, Euro and Yen. The change in weighted-average currency exchange rates between the six months ended June 30, 2010 and 2011 had a favorable impact to revenue of $3.1 million. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to offset the revenue impact. These expenses in the six months ended June 30, 2011 had an unfavorable impact of approximately $2.0 million when comparing the change in weighted-average currency exchange rates between the six months ended June 30, 2010 and 2011.
Interest Rate Sensitivity
     Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at June 30, 2011, the fair value of our portfolio would decline by approximately $898,000.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     International sales comprised 30% and 37% of our revenue for the quarters ended June 30, 2010 and 2011, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:
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
     We had an accumulated deficit of $28.4 million as of June 30, 2011. We expect to continue to incur significant sales and marketing, professional services, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past or at all. Even though we were profitable during the six months ended June 30, 2011, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.
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
     Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations decline or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:
•	our ability to retain and increase sales to existing clients, attract new clients and satisfy our clients’ requirements;
•	general economic, industry and market conditions;
•	fluctuations in foreign currency exchange rates;
•	the mix of revenue between subscription arrangements, professional services and license arrangements as sales commissions are generally expensed ratably over the term of an agreement for subscription services, and expensed when invoiced for license arrangements and professional services;
•	changes in the mix of revenue between recurring revenue and professional services revenue, because the gross margin on professional services is typically lower than the gross margin on recurring revenue;
•	changes in the mix of products sold with managed services and/or usage volume, because the gross margins on voice self-service applications and intent guide is typically lower than the gross margin on our sales, marketing, feedback and service applications;
•	the timing of contracts signed and amount of usage fees;
•	the timing and success of new product introductions or upgrades by us or our competitors;
•	the timing of professional service sales and our ability to appropriately staff and train professional service resources without negatively impacting professional service margins;
•	changes in our pricing policies or those of our competitors;
•	the amount and timing of expenditures related to expanding our operations;

•	stock price volatility, employee exercise behaviors, and stock option or restricted stock unit forfeiture rates, or changes in the number of stock options or restricted stock units granted and vesting requirements in any particular period, which affects the amount of stock-based compensation expense;
•	changes in the payment terms for our products and services, including changes in the mix of payment options chosen by our customers;
•	the purchasing and budgeting cycles of our clients; and
•	changes in tax rate affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to use our net operating losses.
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
     Prior to January 2010, our solutions had primarily been sold pursuant to time-based agreements that had been typically subject to renewal every two years or less and our clients have no obligation to renew. Beginning January 2010, we introduced the Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. If cancellations increase as a result of the CSA, our business, financial condition and results of operations will be materially adversely affected. Additionally, certain of our time-based agreements with the federal government are subject to annual appropriated funding. Because our clients may elect not to renew, or the federal government may not appropriate funding, we may not be able to consistently and accurately predict future renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations or invest in customer service, or the availability and pricing of competing products. If large numbers of existing clients do not renew, or renew on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be materially adversely affected.
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
     The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our customer experience product and service offerings, we may be constrained by the intellectual property rights of others. We may not be able to identify and prevent all potential and threatened intellectual property infringement or violations of third-party license rights. We have in the past been named as a defendant in a lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Claims, regardless of their merit, are often time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If any of our products violate third-party proprietary rights, we may be required to re-engineer our products or seek to obtain licenses from third parties, which may not be available on reasonable terms or at all. Because our sales agreements typically require us to indemnify our clients from any claim or finding of intellectual property infringement, any such litigation or successful infringement claims could adversely affect our business, financial condition and results of operations. Any efforts to re-engineer our products, obtain licenses from third parties on favorable terms or license a substitute technology may not be successful and, in any case, may substantially increase our costs and harm our business, financial condition and results of operations.
     Further, our software products contain open source software components that are licensed to us under various public domain licenses. There is little or no case law governing the interpretation of many of the terms of certain of the licenses we use for open source software and therefore the potential impact of such terms on our business is somewhat unknown. Use of open source standards also may make us more vulnerable to competition because the public availability of open source software could make it easier for new market entrants and existing competitors to introduce similar competing products quickly and cheaply.
If there are interruptions or delays in our hosting services through third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with clients and subject us to liability.
     As of June 30, 2011, over 98% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own or lease and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, New Jersey, the Netherlands and England. Some of our Canadian customers are hosted on equipment that is owned and operated by a Canadian partner, and some of our U.S. Department of Defense customers are hosted on equipment that is owned by the Defense Information Services Agency. With our recent acquisition of Q-go we also have the use of a data center in the Netherlands through a managed service contract, using equipment that is leased from a third party. In addition, our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and other events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.
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
     The CRM industry is characterized by rapid technological advances, changes in client requirements, frequent new product and service introductions and enhancements, changes in protocols and evolving industry standards. Our hosted business model and the on-

demand CRM market are relatively new and may evolve even more rapidly than the rest of the CRM market. Competing products and services based on new technologies or new industry standards may perform better or cost less than our solutions and could render our solutions less competitive or obsolete. In addition, because our solutions are designed to operate on a variety of network hardware and software platforms using a standard Internet web browser, we will need to continuously modify and enhance our solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies and to integrate with our clients’ systems as they change and evolve. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses.
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
     The market for on-demand application services is not as mature as the market for traditional on-premise enterprise software, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand application services in general and for on-demand RightNow CXTM applications in particular. The willingness of companies to increase their use of any on-demand application services is in part dependent on the actual and perceived reliability of hosted solutions. These perceptions may differ among countries and between industries. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. Widespread market acceptance of our on-demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:
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
     Domestic and international laws and regulations, and legislative and regulatory initiatives, may adversely affect our clients’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our solutions. A number of countries, including Australia, Canada, European Union members and Japan, have imposed restrictions, more stringent than those in the U.S., on the collection and use of personal data that impose significant burdens on subject businesses. If we fail to comply with those more stringent requirements or there is a perception in those countries that we are non-compliant our sales in those countries may be adversely affected.
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
     At June 30, 2011, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 20% of our outstanding common stock and, together with other officers, directors and other members of senior management, have voting power over approximately 26% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers, directors and other members of senior management, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.
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
(c) Purchases of Equity Securities.
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits
Exhibits
The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant. (2)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2011, filed with the SEC on August 5, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements. (3)

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 5, 2011

RightNow Technologies, Inc.
(Registrant)

By:	/s/ Jeffrey C. Davison Jeffrey C. Davison Chief Financial Officer,
Senior Vice President, and Treasurer
(Principal Financial and Accounting Officer)