Form 10-Q
period 2011-09-30
RIGHTNOW TECHNOLOGIES INC
filed 2011-11-04
CIK 1111247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 28, 2011 was 33,063,806.

RightNow Technologies, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

RightNow Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	September 30,	September 30,
	December 31, 2010	September 30, 2011
Assets
Cash and cash equivalents	$181,948	$108,299
Short-term investments	94,759	133,152
Accounts receivable	39,338	39,364
Allowance for doubtful accounts	(2,021)	(1,467)

Receivables, net	37,317	37,897
Deferred commissions	5,418	6,257
Prepaid and other current assets	4,662	5,447
Deferred tax assets, net	3,801	3,801

Total current assets	327,905	294,853

Property and equipment, net	10,702	13,603
Intangible assets, net	6,149	18,234
Goodwill	7,975	29,825
Deferred commissions, non-current	4,747	4,907
Other	4,921	5,012
Deferred tax assets, non-current, net	16,480	16,507

Total Assets	$378,879	$382,941

Liabilities and Stockholders’ Equity
Accounts payable	$10,463	$6,949
Commissions and bonuses payable	7,137	5,489
Other accrued liabilities	13,363	16,796
Current portion of deferred revenue	90,350	94,889

Total current liabilities	121,313	124,123

Deferred revenue, net of current portion	2,969	2,256
Other long-term liabilities	—	405
2.50% Convertible senior notes due 2030	175,000	175,000

Total liabilities	299,282	301,784

Stockholders’ equity:
Common stock	35	36
Additional paid-in capital	136,717	161,389
Treasury stock	(29,149)	(55,031)
Accumulated other comprehensive income	1,953	1,606
Accumulated deficit	(29,959)	(26,843)

Total stockholders’ equity	79,597	81,157

Total Liabilities and Stockholders’ Equity	$378,879	$382,941

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	$135,246	$135,246	$135,246	$135,246
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Recurring revenue	$38,613	$47,924	$106,368	$135,246
Professional services	9,980	9,749	27,781	29,572

Total revenue	48,593	57,673	134,149	164,818
Cost of revenue:
Recurring revenue	5,923	9,042	17,754	24,114
Professional services	8,395	8,679	23,105	27,500

Total cost of revenue	14,318	17,721	40,859	51,614

Gross profit	34,275	39,952	93,290	113,204
Operating expenses:
Sales and marketing	20,006	24,685	57,507	72,148
Research and development	5,160	5,143	15,089	16,320
General and administrative	4,975	5,986	13,598	18,534

Total operating expenses	30,141	35,814	86,194	107,002

Income from operations	4,134	4,138	7,096	6,202
Interest and other income (expense), net	454	(1,253)	656	(1,601)

Income before income taxes	4,588	2,885	7,752	4,601
Provision for income taxes	(1,693)	(1,353)	(2,868)	(1,485)

Net income	$2,895	$1,532	$4,884	$3,116

Net income per share:
Basic	$0.09	$0.05	$0.15	$0.09
Diluted	$0.09	$0.04	$0.15	$0.09
Shares used in the computation:
Basic	32,128	33,001	32,020	32,921
Diluted	33,659	35,652	33,515	35,750

See accompanying notes to condensed consolidated financial statements.

RightNow Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	$108,299	$108,299
	Nine Months Ended September 30,
	2010	2011
Operating activities:
Net income	$4,884	$3,116
Non-cash adjustments:
Depreciation and amortization	5,749	9,694
Impairment of internally developed software	—	809
Provision for losses on accounts receivable	131	66
Stock-based compensation	5,718	10,581
Foreign currency gain related to acquisition	—	(1,819)
Changes in operating accounts, net of business acquisitions:
Receivables	(1,424)	2,379
Prepaid and other current assets	(1,316)	(175)
Deferred commissions	726	(979)
Accounts payable	3,710	(4,175)
Commissions and bonuses payable	(122)	(1,667)
Other accrued liabilities	2,946	2,351
Deferred revenue	(7,661)	1,268
Other	157	(223)

Cash provided by operating activities	13,498	21,226

Investing activities:
Net change in investments	23,700	(38,326)
Acquisition of property and equipment	(5,475)	(7,624)
Business acquisitions, net of cash acquired	—	(33,837)
Intangible asset additions	(3,459)	(4,919)

Cash provided by (used in) investing activities	14,766	(84,706)

Financing activities:
Purchase of treasury stock	—	(25,882)
Proceeds from issuance of common stock under employee benefit plans	4,636	12,792
Excess tax benefits of stock options exercised	2,621	1,314
Payments on debt	(22)	(271)

Cash provided by (used in) financing activities	7,235	(12,047)
Effect of foreign exchange rates on cash and cash equivalents	683	1,878

Increase (decrease) in cash and cash equivalents	36,182	(73,649)
Cash and cash equivalents at beginning of period	41,546	181,948

Cash and cash equivalents at end of period	$77,728	$108,299

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K necessary for the fair presentation of the Company’s financial position at September 30, 2011, results of operations for the three and nine month periods ended September 30, 2010 and 2011, and cash flows for the nine month periods ended September 30, 2010 and 2011. This includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position. The interim period results are not necessarily indicative of the results to be expected for the full year.

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

Recent Developments

Merger Agreement

On October 23, 2011, RightNow, a Delaware corporation, OC Acquisition LLC (“Parent”), a Delaware limited liability company and wholly-owned subsidiary of Oracle Corporation (“Oracle”), and Rhea Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into RightNow (the “Merger”), with RightNow surviving as an indirect wholly-owned subsidiary of Oracle. Under circumstances defined in the Merger Agreement, the Company may be required to pay a termination fee of $59.7 million (the “Termination Fee”) if the Merger Agreement is terminated under certain circumstances, including if the Company accepts a superior acquisition proposal, and, under certain other limited circumstances, the Company may be required to pay Parent a separate fee of $18.3 million, which would be credited against the Termination Fee. The Company may also be required to reimburse Parent for up to $5.0 million of its out-of-pocket expenses in connection with the transaction. A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

Concurrently with entering into the Merger Agreement, certain directors, executive officers and stockholders of RightNow, who collectively beneficially own 16.4% of the voting power of RightNow common stock, entered into Voting Agreements with Parent (collectively, the “Voting Agreements”) pursuant to which they agreed, among other things, to vote their shares of RightNow common stock for the adoption of the Merger Agreement and against any alternative proposal and against any action or agreement that would frustrate the purposes of, or prevent or delay the consummation of, the transactions contemplated by the Merger Agreement. A description of the Voting Agreements is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 24, 2011, and a copy of the Voting Agreements is attached thereto as Exhibit 99.1.

Shareholder Lawsuits

On October 25, 2011, and November 1, 2011, two purported shareholders of RightNow filed putative class action lawsuits in the Court of Chancery in the State of Delaware (Israni v. RightNow Technologies, Inc. et al; and Coyne v. RightNow Technologies, Inc. et al) naming the Company and its directors, as well as Oracle Corporation, OC Acquisition LLC and Rhea Acquisition Corporation as defendants. The lawsuits concern Oracle’s and Rhea’s proposed acquisition of the Company. The complaints allege that the Company’s directors breached their fiduciary duties by allegedly failing to take steps to maximize the value of RightNow to its shareholders, and that Oracle and Rhea Acquisition allegedly aided and abetted in this breach. The complaints seek various equitable reliefs, including an injunction preventing the proposed acquisition, rescission in the event the acquisition is consummated, and an award of any demands resulting from the alleged breaches of fiduciary duty. The Company intends to defend these cases vigorously. There can be no assurance, however, that the Company will be successful in its defense of these actions. It is not known when or on what basis the actions will be resolved.

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

The Company’s customers are worldwide with approximately 65% of total revenue in North America, 20% in EMEA (Europe, the Middle East and Africa) and 15% in Asia Pacific on a trailing twelve month basis.

No individual customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2010 and 2011. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2010 or September 30, 2011.

As of December 31, 2010 and September 30, 2011, assets located outside North America totaled 12% and 22% of total assets, respectively. The income from operations outside of North America totaled $1.2 million and $3.6 million for the nine months ended September 30, 2010 and 2011, respectively. Revenue by geographical region follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
North America	$33,389	$37,552	$93,806	$106,542
EMEA	9,304	11,483	25,678	33,044
Asia Pacific	5,900	8,638	14,665	25,232

	$48,593	$57,673	$134,149	$164,818

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

(4) Sales Incentives

Sales incentives paid for subscriptions are deferred and charged to expense in proportion to the revenue recognized. Sales incentives paid for licenses and professional services are expensed when earned, which is typically at the time the related sale is invoiced. Sales incentive expense was $4.6 million and $5.0 million for the three months ended September 30, 2010 and September 30, 2011, respectively. Sales incentive expense was $12.8 and $13.7 million for the nine months ended September 30, 2010 and September 30, 2011, respectively. Deferred commissions at December 31, 2010 and September 30, 2011 were $10.2 million and $11.2 million, respectively.

(5) Internal Use Software

Topic 350, Intangibles — Goodwill and Other, requires capitalization of costs incurred during the application development stage of certain internally developed computer software to be sold as a service. The Company capitalizes these software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as share-based compensation costs, external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. The capitalized costs are being amortized and recognized as a cost of recurring revenue, on a straight-line basis, over the estimated useful lives of the related applications which are approximately three years. Net capitalized cost of internally developed computer software was approximately $4.7 million and approximately $7.6 million as of December 31, 2010 and September 30, 2011, respectively. The capitalized costs are included in intangible assets, net on the Company’s Condensed Consolidated Balance Sheets. During the quarter ended September 30, 2011, the Company recorded an impairment to internally developed computer software of $809,000 for projects primarily related to the voice product because the Company will partner for its voice applications in the future.

(6) 2.50% Convertible Senior Notes

In November 2010, the Company issued at par value, $175.0 million in the aggregate principal amount of convertible senior notes due 2030 (the “Notes”).

The Notes bear interest at a rate of 2.50% per annum, which is payable semi-annually, and mature on November 15, 2030, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time, at the holders’ option, have an initial conversion rate of approximately 31.36 shares of RightNow common stock (subject to adjustment in certain circumstances) per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $31.89 per share. If fully converted the Notes would convert into 5,487,786 shares of common stock at the initial conversion rate. The conversion rate will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a “fundamental change,” the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such fundamental change. On October 23, 2011, RightNow entered into an Agreement and Plan of Merger (the “Merger Agreement”), which is deemed to be an occurrence of a “fundamental change”. Please refer to Note 15 herein for further information related to the Merger Agreement.

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

The Notes are governed by an indenture dated, November 22, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A.

In accounting for the issuance of the Notes, the Company classified the Notes as Long-term, Convertible Senior Notes. The debt issuance costs associated with the Notes are included in other current and non-current assets on the Company’s Condensed Consolidated Balance Sheets and are being amortized over 5 years. Debt issuance costs, net of amortization were $4.2 million as of September 30, 2011.

(7) Net Income Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Weighted average common shares outstanding for basic net income per share	32,128	33,001	32,020	32,921
Effect of dilutive securities:
Employee stock awards	1,531	2,651	1,495	2,829

Weighted average shares outstanding for dilutive net income per share	33,659	35,652	33,515	35,750

The Company included in the computation of diluted net income per share options to purchase 2,651,000 and 2,829,000 shares of common stock for the three and nine months ended September 30, 2011, respectively, because the Company incurred net income for the period and the option price was less than the average market price of the common stock during the period.

The following common stock equivalents were excluded from the computation of diluted earnings per share because their impact was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Employee stock options	4,878	3,690	4,914	3,512

In addition, the Company excluded from the computation of diluted net income per share the effect of the conversion of the convertible senior notes due 2030 (“the Notes”) as they were anti-dilutive. If the Notes had been dilutive, our diluted net income per share would have included additional earnings of $815,000 and $2.4 million for the three and nine months ended September 30, 2011, respectively. Also included would have been incremental common shares of 5,487,786 for the three and nine months ended September 30, 2011. Please refer to Note 6 herein for more details of the Notes.

(8) Comprehensive Income (Loss)

Comprehensive income (loss) for the comparative periods was as follows (in thousands):

	$000,000	$000,000	$000,000	$000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net income	$2,895	$1,532	$4,884	$3,116
Other comprehensive income (loss):
Unrealized gain on short-term investments	(20)	(9)	22	49
Foreign currency translation adjustments	488	(2,808)	434	(397)

Comprehensive income (loss)	$3,363	$(1,285)	$5,340	$2,768

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

The following table represents fair value hierarchy for the Company’s financial assets (cash equivalents and investments) which are measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	$000,000	$000,000	$000,000	$000,000
	Level 1	Level 2	Level 3	Total
Cash	$101,399	$—	$—	$101,399
Money market funds	6,651	—	—	6,651
Certificates of deposit	996	—	—	996
Commercial paper	—	1,898	—	1,898
Corporate notes and bonds	—	19,463	—	19,463
U.S. Government agency securities	—	84,166	—	84,166
State and municipal securities	—	26,878	—	26,878

	$109,046	$132,405	$—	$241,451

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

The following table illustrates the stock-based compensation expense resulting from stock-based awards included in the Condensed Consolidated Statement of Operations (amounts in thousands):

	0000000	0000000	0000000	0000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Stock-based compensation expense:
Cost of recurring revenue	$127	$226	$357	$650
Cost of professional services	128	494	364	1,300
Sales and marketing expenses	818	1,579	2,295	4,052
Research and development expenses	254	434	751	1,128
General and administrative expenses	875	1,121	1,951	3,451

Total stock-based compensation expense	$2,202	$3,854	$5,718	$10,581

Stock-based compensation expense capitalized during the nine months ended September 30, 2010 and September 30, 2011 was insignificant, respectively.

Unrecognized stock-based compensation expense of outstanding stock options and employee stock purchase plan at September 30, 2011 was approximately $28.5 million, which is expected to be recognized over a weighted average period of 2.6 years.

Information regarding the fair value of stock options granted, and the weighted-average assumptions used to obtain the fair values, for the respective periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Fair value per share	$7.69	$15.73	$7.80	$14.31
Risk free rate	1.6%	.8%	1.9%	1.9%
Expected term	4.5 yrs	4.5 yrs	4.5 yrs	4.7 yrs
Volatility	63%	62%	64%	62%
Dividend yield	0%	0%	0%	0%

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

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Activity under the Company’s stock option plans for the nine months ended September 30, 2011 was as follows (option shares in thousands):

	00000000	00000000	00000000	00000000	00000000
	Shares available for grant	Shares underlying outstanding options	Weighted average exercise price per share	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (in years)
Balance at December 31, 2010	2,433	6,223	$12.02		7.0
Annual reserve addition (1)	1,000	—	—
Granted (2)	(1,608)	1,505	27.52
Exercised	—	(1,173)	9.50
Forfeited, expired, exchanged or canceled (3)	224	(213)	14.65

Balance at September 30, 2011	2,049	6,342	$16.08	$107,651	7.3

Vested or expected to vest at September 30, 2011		6,115	$15.80	$105,477	7.2

Exercisable at September 30, 2011		3,343	$12.90	$67,357	6.1

(1)	The 2004 Equity Incentive Plan provides for an automatic, annual increase on the first of each year in an amount equal to the lesser of: a) 1,000,000 shares; b) 4% of the number of outstanding common shares on the last day of the previous fiscal year; or c) such lesser amount as determined by the board of directors. The annual automatic increase has been approved by stockholders through December 31, 2014.

(2)	During the nine months ended September 30, 2011, there were 103,226 restricted stock units granted under the 2004 Equity Incentive Plan.

(3)	Shares forfeited, expired, exchanged or canceled under the 1998 Long-Term Equity Incentive and Stock Option Plan are not available for re-grant under the 2004 Equity Incentive Plan. During the nine months ended September 30, 2011, there were 10,742 shares of restricted stock withheld by the Company to pay for employee taxes due upon vesting of the restricted stock units and 205 restricted stock units canceled under the 2004 Equity Incentive Plan.

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2011 was $2.9 million and $24.6 million, respectively.

(11) Common Stock Repurchase Program

On August 8 and August 31, 2011, the Company’s Board of Directors authorized increases of $15 million and $25 million, respectively, (for a total of $65 million) to its common stock repurchase program. The stock repurchase program was initially authorized for $10 million, as announced on July 28, 2010 and subsequently increased by $15 million, as announced on November 17, 2010. The additional increases will stay in place until August 2013. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission.

During the third quarter ended September 30, 2011, the Company repurchased 912,784 shares of common stock under this program. As of September 30, 2011, a total of $40.0 million has been repurchased, leaving $25.0 million remaining available to be repurchased pursuant to this program. The Company cannot assure any further repurchases will be made under this program and does not intend to make any further repurchases during the pendency of the Merger. If any repurchases are made, the Company cannot assure as to the amount or frequency of repurchases the Company may make under this program. The Company expects to fund such repurchases through its cash and short-term investments, which as of September 30, 2011 were $241.5 million.

(12) Commitments and Contingencies

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

Litigation

On October 25, 2011, and November 1, 2011, two purported shareholders of RightNow filed putative class action lawsuits in the Court of Chancery in the State of Delaware (Israni v. RightNow Technologies, Inc. et al; and Coyne v. RightNow Technologies, Inc. et al) naming the Company and its directors, as well as Oracle Corporation, OC Acquisition LLC and Rhea Acquisition Corporation as defendants. The lawsuits concern Oracle’s and Rhea’s proposed acquisition of the Company. The complaints allege that the Company’s directors breached their fiduciary duties by allegedly failing to take steps to maximize the value of RightNow to its shareholders, and that Oracle and Rhea Acquisition allegedly aided and abetted in this breach. The complaints seek various equitable reliefs, including an injunction preventing the proposed acquisition, rescission in the event the acquisition is consummated, and an award of any demands resulting from the alleged breaches of fiduciary duty. The Company intends to defend these cases vigorously. There can be no assurance, however, that the Company will be successful in its defense of these actions. It is not known when or on what basis the actions will be resolved.

From time to time, the Company is involved in legal proceedings arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(13) Income Taxes

The provision for income taxes of $1.4 million and $1.5 million in the three and nine months ended September 30, 2011, respectively, consists primarily of tax expense resulting from federal taxes, foreign tax withholdings and various state income taxes. The Company’s effective tax rate without period specific items differs from the federal statutory rate primarily due to state and foreign taxes, research and development tax credits, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that the Company does not have significant income taxes payable at September 30, 2011. The Company does not expect that the obligation for unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties on the liability for unrecognized tax benefits as interest expense and other expense, respectively, in its Condensed Consolidated Statements of Operations. The amount of interest and penalties for the three and nine months ended September 30, 2011 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The jurisdictions which could be subject to examination include the U.S., Montana, Illinois, California, Massachusetts, New York, United Kingdom, Germany, Australia, Japan, Canada, Spain and the Netherlands.

(14) Acquisition

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

The components of the intangible assets listed in the above table as of the acquisition date are as follows (amounts in thousands):

Goodwill	$23,091
Developed technology	9,586
Customer relationships	1,369
Trade name and trademarks	685
Non-compete agreements	411

Intangible assets	$35,142

The change in goodwill was as follows (amounts in thousands):

	Nine Months Ended September 30,
	2010	2011
Balance, beginning of period	$7,975	$7,975
Acquisition of Q-go	—	23,091
Deferred income taxes	—	(958)
Effect of exchange rate changes	—	(283)

Balance, end of period	$7,975	$29,825

Included in net assets assumed was the fair value of cash acquired of $1.8 million. The excess of the purchase price over the estimated fair value of the net assets acquired of $23.1 million was recorded as goodwill, which is deemed to have an indefinite useful life and, accordingly, will not be amortized, but will be subject to periodic impairment testing in future periods. During the quarter ended September 30, 2011, the Company recorded a deferred tax adjustment to goodwill of $958,000. As a result of exchange rate changes since the acquisition date, the amount recorded as goodwill relating to Q-go has declined approximately $283,000. The acquisition has allowed RightNow to offer a natural language search solution in the marketplace, which resulted in the recorded goodwill. The developed technology and customer relationships intangible assets will be amortized over a period of four years, using the straight-line method. The non-compete agreements will be amortized over a period of three years using the straight-line method and the trade name and trademarks will be amortized over a period of two years using the straight-line method. None of the goodwill is expected to be deductible for tax purposes.

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

(15) Subsequent Events

The Company accounts for its subsequent events in accordance with FASB Accounting Standards Codification, Topic 855, Subsequent Events.

Merger Agreement

On October 23, 2011, RightNow, a Delaware corporation, OC Acquisition LLC (“Parent”), a Delaware limited liability company and wholly-owned subsidiary of Oracle Corporation (“Oracle”), and Rhea Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Subsidiary”), entered into a Merger Agreement, pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into RightNow (the “Merger”), with RightNow surviving as an indirect wholly-owned subsidiary of Oracle. Under circumstances defined in the Merger Agreement, the Company may be required to pay a termination fee of $59.7 million (the “Termination Fee”) if the Merger Agreement is terminated under certain circumstances, including if the Company accepts a superior acquisition proposal, and, under certain other limited circumstances, the Company may be required to pay Parent a separate fee of $18.3 million, which would be credited against the Termination Fee. The Company may also be required to reimburse Parent for up to $5.0 million of its out-of-pocket expenses in connection with the transaction. A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

Concurrently with entering into the Merger Agreement, certain directors, executive officers and stockholders of RightNow, who collectively beneficially own 16.4% of the voting power of RightNow common stock, entered into Voting Agreements with Parent (collectively, the “Voting Agreements”) pursuant to which they agreed, among other things, to vote their shares of RightNow common stock for the adoption of the Merger Agreement and against any alternative proposal and against any action or agreement that would frustrate the purposes of, or prevent or delay the consummation of, the transactions contemplated by the Merger Agreement. A description of the Voting Agreements is contained in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011, and a copy of the Voting Agreements is attached thereto as Exhibit 99.1.

Shareholder Lawsuits

On October 25, 2011, and November 1, 2011, two purported shareholders of RightNow filed putative class action lawsuits in the Court of Chancery in the State of Delaware (Israni v. RightNow Technologies, Inc. et al; and Coyne v. RightNow Technologies, Inc. et al) naming the Company and its directors, as well as Oracle Corporation, OC Acquisition LLC and Rhea Acquisition Corporation as defendants. The lawsuits concern Oracle’s and Rhea’s proposed acquisition of the Company. The complaints allege that the Company’s directors breached their fiduciary duties by allegedly failing to take steps to maximize the value of RightNow to its shareholders, and that Oracle and Rhea Acquisition allegedly aided and abetted in this breach. The complaints seek various equitable reliefs, including an injunction preventing the proposed acquisition, rescission in the event the acquisition is consummated, and an award of any demands resulting from the alleged breaches of fiduciary duty. The Company intends to defend these cases vigorously. There can be no assurance, however, that the Company will be successful in its defense of these actions. It is not known when or on what basis the actions will be resolved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, the terms “RightNow Technologies,” “RightNow,” “Company,” “we,” “us” and “our” refer to RightNow Technologies, Inc. and its separate, wholly-owned independent subsidiaries.

Cautionary Statement

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, the proposed acquisition of RightNow by Oracle, statements regarding projected results of operations, management’s future strategic plans, our business, market acceptance and performance of our products, the impact of our technology and products, our ability to pay interest and principal when due on our convertible senior notes or to repurchase such notes in certain circumstances, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, our ability to find suitable acquisitions on favorable terms, if at all, our accounting estimates, and our assumptions and judgments. These forward looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, the risk that our acquisition by Oracle is not consummated; the risk that shareholder litigation seeking to prevent such acquisition is successful; our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; general economic conditions; fluctuations in foreign currency exchange; the gain or loss of key customers; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; fluctuations in backlog; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; the risk that our investments in partner relationships and additional employees will not achieve expected results; interruptions or delays in our hosting operations; breaches of our security measures; any unanticipated ambiguities in fair value accounting standards; the amount and timing of any stock repurchases under our stock repurchase program; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to manage and expand our partner relationships; our ability to hire, retain and motivate our employees and manage our growth; the risks associated with prior and potential future acquisitions, if any; and risks associated with our offering of convertible senior notes including the potential impact on earnings per share calculations; and various other factors. Further information on potential factors that could affect our financial results is included in our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and in other filings with the Securities and Exchange Commission. The forward-looking statements in this release speak only as of the date they are made. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

We released our initial version of RightNow ServiceTM in 1997. This product addressed the new customer service needs resulting from the increasing use of the Internet as a customer service channel. Since then, we have significantly enhanced product features and functionality to address customer service needs across multiple communication channels, including web, interactive voice, email, chat, telephone, proactive outbound email communications, and social interactions. We have also added several products that are complementary to our RightNow Service solution, and our current product suite includes RightNow Web ExperienceTM, RightNow Social ExperienceTM, RightNow Contact Center ExperienceTM, RightNow EngageTM and the RightNow CX Cloud PlatformTM. In February 2007, we initiated a quarterly release cycle which allows us to deliver new product capabilities to customers every three months. During the third quarter of 2011, we released RightNow CXTM August 2011. New with RightNow CX August 2011 is Agent Desktop Twitter Following. This feature allows service agents to “follow” customers directly from within the RightNow Dynamic Agent Desktop, making it unnecessary to launch a separate browser and log onto Twitter. By “following” a customer, agents can transition discussions to direct or private messaging for more insightful interactions. During the first quarter of 2011, we acquired intent guide and natural language search technologies through our acquisition of Q-go. Intent guide has been integrated with the RightNow knowledge foundation in the latest release.

Recent Developments

Merger Agreement

On October 23, 2011, RightNow, a Delaware corporation, OC Acquisition LLC (“Parent”), a Delaware limited liability company and wholly-owned subsidiary of Oracle Corporation (“Oracle”), and Rhea Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into RightNow (the “Merger”), with RightNow surviving as an indirect wholly-owned subsidiary of Oracle. Under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $59.7 million (the “Termination Fee”) if the Merger Agreement is terminated under certain circumstances, including if we accept a superior acquisition proposal, and, under certain other limited circumstances, we may be required to pay Parent a separate fee of $18.3 million, which would be credited against the Termination Fee. We may also be required to reimburse Parent for up to $5.0 million of its out-of-pocket expenses in connection with the transaction. A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

Concurrently with entering into the Merger Agreement, certain directors, executive officers and stockholders of RightNow, who collectively beneficially own 16.4% of the voting power of RightNow common stock, entered into Voting Agreements with Parent (collectively, the “Voting Agreements”) pursuant to which they agreed, among other things, to vote their shares of RightNow common stock for the adoption of the Merger Agreement and against any alternative proposal and against any action or agreement that would frustrate the purposes of, or prevent or delay the consummation of, the transactions contemplated by the Merger Agreement. A description of the Voting Agreements is contained in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011, and a copy of the Voting Agreements is attached thereto as Exhibit 99.1.

Shareholder Lawsuits

On October 25, 2011, and November 1, 2011, two purported shareholders of RightNow filed putative class action lawsuits in the Court of Chancery in the State of Delaware (Israni v. RightNow Technologies, Inc. et al; and Coyne v. RightNow Technologies, Inc. et al) naming RightNow and its directors, as well as Oracle Corporation, OC Acquisition LLC and Rhea Acquisition Corporation as defendants. The lawsuits concern Oracle’s and Rhea’s proposed acquisition of the RightNow. The complaints allege that RightNow’s directors breached their fiduciary duties by allegedly failing to take steps to maximize the value of RightNow to its shareholders, and that Oracle and Rhea Acquisition allegedly aided and abetted in this breach. The complaints seek various equitable reliefs, including an injunction preventing the proposed acquisition, rescission in the event the acquisition is consummated, and an award of any demands resulting from the alleged breaches of fiduciary duty. We intend to defend these cases vigorously. There can be no assurance, however, that we will be successful in our defense of these actions. It is not known when or on what basis the actions will be resolved.

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

Research and Development Expenses. Research and development expenses consist primarily of salary and related expenses for development personnel and costs related to the development of new products, enhancement of existing products, translation fees, quality assurance, testing and allocated overhead. In 2009, we began to capitalize costs of internally developed computer software to be sold as a service, which were incurred during the application development stage. We capitalized approximately $4.7 million and $7.6 million of net cost of internally developed computer software as of December 31, 2010 and September 30, 2011, respectively. We intend to continue to expand and enhance our product offerings. To accomplish this, we plan to utilize existing personnel, hire additional personnel and, from time to time, contract with third parties. We expect that research and development expenses will increase in absolute dollars as we seek to expand our technology and product offerings. We also expect that the net capitalized cost of internally developed computer software will increase as we continue to sell and deliver our solution as a service in the future.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. The standard is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, we do not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data for each of the periods indicated, expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Recurring revenue	79%	83%	79%	82%
Professional services	21	17	21	18

Total revenue	100	100	100	100

Cost of revenue:
Recurring revenue	12	16	13	14
Professional services	17	15	17	17

Total cost of revenue	29	31	30	31

Gross profit	71	69	70	69
Operating expenses:
Sales and marketing	41	43	43	44
Research and development	11	9	11	10
General and administrative	10	10	10	11

Total operating expenses	62	62	64	65

Income from operations	9	7	6	4
Interest and other income, net	—	(2)	—	(1)

Income before income taxes	9	5	6	3
Provision for income taxes	(3)	(2)	(2)	(1)

Net income	6%	3%	4%	2%

The following table sets forth our revenue by type and geography expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue by geography in:
North America	69%	65%	70%	65%
EMEA	19	20	19	20
Asia Pacific	12	15	11	15

Quarter Overview

Total revenue for the third quarter of 2011 increased 19% over the third quarter of 2010, driven by our growth in recurring revenue. Recurring revenue increased 24% in the third quarter of 2011 compared to the third quarter of 2010, due to expansion within the current customer base, new customer acquisitions and addition of Q-go revenue. Professional services revenue during the third quarter of 2011 decreased 2% compared to the third quarter of 2010, due primarily to a decrease in the need for our professional services work as a result of increasing traction with partners who are performing more professional services work as well as solution innovation that helps simplify the implementation and configuration processes.

During the third quarter of 2011, as compared to the third quarter of 2010, we continued to direct our investments to expand distribution by adding sales and marketing personnel to increase sales and by increasing headcount to assist with delivering our solutions and technical support. We realigned resources within our professional services organization to better serve our shift in revenue mix and demand for professional services work. The increase in headcount during the third quarter of 2011 over the third quarter of 2010 also included staff additions related to our first quarter 2011 acquisition of Q-go. General and administrative expenses increased during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 primarily due to growth in headcount and related expenses and annual salary and incentive increases. Operating income as a percentage of revenue was 7% during the quarter ended September 30, 2011 compared to 9% during the quarter ended September 30, 2010 primarily due to increases in cost of revenue and operating expenses during the third quarter ended September 30, 2011, as compared to the third quarter ended September 30, 2010. For the quarter ended September 30, 2011, we generated $11.3 million of cash from operations compared to $6.0 million in the quarter ended September 30, 2010. Our cash and investment balances decreased to $241.5 million at September 30, 2011 from $276.7 million at December 31, 2010, primarily due to the use of $33.8 million for the acquisition of Q-go, which occurred during the first quarter of 2011 and $25.9 million for common stock repurchases under our stock repurchase program, offset by $21.2 million of cash generated from operations through the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, foreign currency fluctuations had a significant impact on our financial results on a constant currency basis when comparing the weighted-average exchange rates during the three and nine months ended September 30, 2010 to the weighted-average exchange rates during the three and nine months ended September 30, 2011.

When compared to the three months ended September 30, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the three months ended September 30, 2011 relative to the Australian dollar, British pound, Euro and Yen. Therefore, we discuss constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. Constant currency discussions herein are based on comparison to currency exchange rates during the prior year. For example, total revenue in the quarter ended September 30, 2011 increased $9.1 million, or 19%, over total revenue reported in the same period of 2010. If weighted-average currency exchange rates in the quarter ended September 30, 2011 had remained constant with the quarter ended September 30, 2010, revenue for the quarter ended September 30, 2011 would have increased by approximately $7.6 million, which is $1.5 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the quarters ended September 30, 2010 and 2011 had a favorable impact to revenue of $1.5 million.

Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to partially offset the revenue impact. Total cost of revenue and operating expenses in the three months ended September 30, 2011 increased by $9.1 million, or 20%, over total cost of revenue and operating expenses in the three months ended September 30, 2010. If weighted-average currency exchange rates in the three months ended September 30, 2011 had remained constant with the same period of 2010, these total expenses in the three months ended September 30, 2011 would have increased by approximately $8.2 million, which is $918,000 less than the actual increase. In other words, the change in weighted-average currency exchange rates between the three months ended September 30, 2010 and the three months ended September 30, 2011 increased these total expenses by approximately $918,000. The expenses most significantly exposed to currency exchange fluctuations are generally within sales and marketing and professional services cost of revenue.

When compared to the nine months ended September 30, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the nine months ended September 30, 2011 relative to the Australian dollar, British pound, Euro and Yen. Total revenue in the nine months ended September 30, 2011 increased $30.7 million, or 23%, over total revenue reported in the same period of 2010. If weighted-average currency exchange rates in the nine months ended September 30, 2011 had remained constant with the nine months ended September 30, 2010, revenue for the nine months ended September 30, 2011 would have increased by approximately $26.1 million, which is $4.6 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the nine months ended September 30, 2010 and 2011 had a favorable impact to revenue of $4.6 million.

Total cost of revenue and operating expenses in the nine months ended September 30, 2011 increased by $31.6 million, or 25%, over total cost of revenue and operating expenses in the nine months ended September 30, 2010. If weighted-average currency exchange rates in the nine months ended September 30, 2011 had remained constant with the same period of 2010, these total expenses in the nine months ended September 30, 2011 would have increased by approximately $28.7 million, which is $2.9 million less than the actual increase. In other words, the change in weighted-average currency exchange rates between the nine months ended September 30, 2010 and the nine months ended September 30, 2011 increased these total expenses by approximately $2.9 million. The expenses most significantly exposed to currency exchange fluctuations are generally within sales and marketing and professional services cost of revenue.

Using similar methodology, the change in period-end exchange rates between the year ended December 31, 2010 and quarter ended September 30, 2011 did not have a significant impact on deferred revenue.

As of September 30, 2011, we had an accumulated deficit of $26.8 million. This deficit and our historical operating losses were primarily the result of costs incurred in the development, sales and marketing of our products and for general and administrative purposes.

Backlog

Total backlog is as follows:

	000000000	000000000	000000000	000000000	000000000	000000000
	December 31, 2010,			September 30, 2011
(Amounts in thousands)	Current	Non-Current	Total	Current	Non-Current	Total
Committed backlog	$126,860	$27,314	$154,174	$130,795	$21,506	$152,301
Backlog subject to termination	21,759	119,897	141,656	43,241	153,572	196,813

Total backlog	$148,619	$147,211	$295,830	$174,036	$175,078	$349,114

Total backlog, which represents total invoiced and uninvoiced deferred revenue, was approximately $295.8 million and $349.1 million as of December 31, 2010 and September 30, 2011, respectively. The increase in backlog was primarily due to expansion sales within our existing customer base, new customer acquisitions and the addition of backlog as a result of the acquisition of Q-go during the first quarter of 2011. Current total backlog, which is the portion of backlog expected to be recognized as revenue within the next twelve months, was approximately $148.6 million and approximately $174.0 million as of December 31, 2010 and September 30, 2011. We treat backlog that is subject to termination as uncommitted backlog and we treat backlog that is not subject to termination as committed backlog.

Beginning January 2010, we introduced our Cloud Services Agreement (CSA), which includes longer terms and annual customer termination for convenience provisions. Due to our introduction of the CSA, our uncommitted backlog increased during the quarter ended September 30, 2011 as compared to the year ended December 31, 2010. In addition, certain of our arrangements with the federal government include multi-year awards from the federal government. We include within uncommitted backlog unexercised options in our multi-year award contracts with the federal government. Due in part to including unexercised options under various multi-year customer expansion arrangements and new customer acquisitions within backlog, our uncommitted backlog increased during the quarter ended September 30, 2011 as compared to the year ended December 31, 2010.

During the third quarter of 2011, our cancellations under the CSA were less than 1% of our total backlog. Based on cancellations to date, and the potential for future cancellations, we cannot provide assurance that termination for convenience will not be exercised in the future. Based on our past experience with the federal government, future year options are generally exercised if funds are appropriated. However, we cannot assure this outcome. As a result of the CSA and multi-year award contracts with the federal government, we expect the proportion of total backlog that falls under the termination for convenience to continue to increase in the future.

Additionally, a right to terminate for convenience exists in certain of our business contracted with the federal government, and with some commercial customers that have non-CSA agreements. In the case of federal government customers, while the majority of our business is sold through reseller arrangements that do not include termination for convenience provisions, some of the business that is contracted with this group is subject to termination for convenience as set forth in the Federal Acquisition Regulations (FARs). The FARs allow the federal government to terminate these arrangements at its option.

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

Three and Nine Months Ended September 30, 2010 and 2011

Revenue

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2010	2011	Percent Change	2010	2011	Percent Change
Recurring revenue	$38,613	$47,924	24%	$106,368	$135,246	27%
Professional services	9,980	9,749	(2)	27,781	29,572	6

Total revenue	$48,593	$57,673	19%	$134,149	$164,818	23%

Total revenue for the three months ended September 30, 2011 was $57.7 million, an increase of $9.1 million, or 19%, over total revenue of $48.6 million for the three months ended September 30, 2010. During the third quarter of 2011, recurring revenue increased primarily due to expansion sales within our existing customer base, new customer acquisitions, and addition of Q-go revenue. At the same time, professional services revenue decreased from the third quarter of 2010 as a result of increasing traction with partners who are performing more professional services work as well as solution innovation that helps simplify the implementation and configuration processes. If weighted-average currency exchange rates in the three months ended September 30, 2011 had remained constant with the weighted-average currency exchange rates in the three months ended September 30, 2010, revenue during the third quarter of 2011 would have increased by approximately $7.6 million, which is $1.5 million less than the actual increase with the majority of the currency rate impact within recurring revenue.

Total revenue for the nine months ended September 30, 2011 was $164.8 million, an increase of $30.7 million, or 23%, over total revenue of $134.1 million for the nine months ended September 30, 2010. If weighted-average currency exchange rates in the nine months ended September 30, 2011 had remained constant with the weighted-average currency exchange rates in the nine months ended September 30, 2010, revenue during the first nine months of 2011 would have increased by approximately $26.1 million, which is $4.6 million less than the actual increase with the majority of the currency rate impact within recurring revenue.

Recurring revenue for the three months ended September 30, 2011 was $47.9 million, an increase of $9.3 million, or 24%, over recurring revenue of $38.6 million for the three months ended September 30, 2010. If weighted-average currency exchange rates in the third quarter of 2011 had remained constant with weighted-average currency exchange rates in the third quarter of 2010, recurring revenue for the three months ended September 30, 2011 would have increased by approximately $8.1 million, which is $1.2 million less than the actual increase. Recurring revenue increased primarily due to expansion sales within our existing customer base, new customer acquisitions, and addition of Q-go revenue. We believe our multi-channel solution, RightNow CXTM, appeals to large customers because of robust performance characteristics, notably within the contact center, which in turn has driven expansion within our existing customer base and higher average transaction prices per customer. Average recurring revenue within the existing customer base increased as a result of sales capacity additions, contract renewals and new products.

For the nine months ended September 30, 2011, recurring revenue increased $28.9 million, or 27%, over recurring revenue of $106.4 million for the nine months ended September 30, 2010. If weighted-average currency exchange rates in the nine months ended September 30, 2011 had remained constant with the weighted-average currency exchange rates in the nine months ended September 30, 2010, recurring revenue during the first nine months of 2011 would have increased by $25.4 million, which is $3.5 million less than the actual increase. Recurring revenue increased due to expansion sales within our existing customer base, new customer acquisitions and the addition of Q-go revenue over the comparable period.

Professional services revenue decreased $231,000, or 2%, in the quarter ended September 30, 2011 over the comparable 2010 quarter. If weighted-average currency exchange rates in the third quarter of 2011 had remained constant with the weighted-average currency exchange rates in the third quarter of 2010, professional services revenue as of September 30, 2011 would have decreased $564,000, which is $333,000 more than the actual decrease. We believe our solution innovation is driving the acceleration in our recurring revenue and at the same time reducing the need for internal professional services work. Professional services revenue represented 17% and 21% of total revenue in the three months ended September 30, 2011 and 2010, respectively.

Professional services revenue for the nine months ended September 30, 2011 increased $1.8 million over the nine months ended September 30, 2010. If weighted-average currency exchange rates in the nine months ended September 30, 2011 had remained constant with the weighted-average currency exchange rates in the nine months ended September 30, 2010, professional services revenue during the first nine months of 2011 would have increased by approximately $600,000, which is $1.2 million less than the actual increase. The professional services revenue increase was primarily due to the number of hours delivered and the timing of the mix of projects delivered during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Professional services revenue represented 18% and 21% of total revenue in the nine months ended September 30, 2011 and 2010, respectively.

Customers generally purchase professional services with initial subscription or license arrangements, and periodically over the life of the contract.

Revenue from EMEA customers increased to 20% of total revenue in the quarter ended September 30, 2011 from 19% of total revenue in the quarter ended September 30, 2010, while revenue from Asia Pacific clients increased to 15% of total revenue in the quarter ended September 30, 2011 compared to 12% of total revenue in the quarter ended September 30, 2010. Revenue outside North America increased to 35% of total revenue in the three months ended September 30, 2011, compared to 31% for the three months ended September 30, 2010, due to sales expansion in these regions, including Q-go revenue, and favorable foreign currency exchange rate impact. Revenue outside North America increased to represent 35% of total revenue for the nine months ended September 30, 2011 from 30% for the nine months ended September 30, 2010, due to sales expansion in these regions, including Q-go revenue, and favorable foreign currency exchange rate impact.

Cost of Revenue

	000000	000000	000000	000000	000000	000000
	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2010	2011	Percent Change	2010	2011	Percent Change
Recurring revenue	$5,923	$9,042	53%	$17,754	$24,114	36%
Professional services	8,395	8,679	3	23,105	27,500	19

Total cost of revenue	$14,318	$17,721	24%	$40,859	$51,614	26%

Total cost of revenue for the quarter ended September 30, 2011 was $17.7 million, an increase of $3.4 million, or 24%, over total cost of revenue of $14.3 million for the quarter ended September 30, 2010. Total cost of revenue for the nine months ended September 30, 2011 was $51.6 million, an increase of $10.8 million, or 26%, over total cost of revenue of $40.9 million for the nine months ended September 30, 2010.

Cost of recurring revenue increased $3.1 million, or 53%, during the quarter ended September 30, 2011 over the quarter ended September 30, 2010. Cost of recurring revenue increased primarily due to an increase in amortization of internally developed computer software of approximately $1.2 million which includes $809,000 for an impairment to internally developed computer software for projects primarily related to the voice product because we will transition to partners for our voice applications in the future. In addition, increases in salaries and related expenses as well as common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), resulted in a combined increase of $831,000 primarily due to increased headcount to assist with technical support and delivering our solutions, increased expenses from Q-go and annual merit increases. Amortization as a result of the Q-go acquisition also increased cost of recurring revenue approximately $619,000 over the comparable 2010 period.

Average employee count in our recurring revenue support operations was 126 during the third quarter of 2011 as compared to 116 during the third quarter of 2010. As a percent of the associated revenue, recurring revenue costs were 19% in the three months ended September 30, 2011 as compared to 15% of associated revenue in the three months ended September 30, 2010.

For the nine months ended September 30, 2011, cost of recurring revenue increased $6.4 million, or 36%, from the comparable 2010 period due to an increase in amortization of internally developed computer software of approximately $1.8 million which includes $809,000 for an impairment to internally developed computer software for projects primarily related to the voice product because we will transition to partners for our voice applications in the future. In addition, cost of recurring revenue increased due to increased headcount to assist with technical support and delivering our solutions, increased expenses from Q-go, and annual merit increases, which increased salaries and related expenses as well as common expense allocation (such as payroll taxes, benefits, office rent, supplies and other overhead expenses), resulting in a combined expense increase of $2.1 million. Amortization expense resulting from the acquisition of Q-go also increased cost of recurring revenue approximately $1.7 million over the comparable 2010 period. As a percent of the associated revenue, recurring revenue costs were 18% in the nine months ended September 30, 2011 as compared to 17% of associated revenue in the nine months ended September 30, 2010.

Cost of professional services increased $284,000, or 3%, in the quarter ended September 30, 2011 over the quarter ended September 30, 2010. If the weighted-average currency exchange rates in the third quarter of 2011 had remained constant with weighted-average currency exchange rates in the third quarter of 2010, cost of professional services in the quarter ended September 30,

2011 would have decreased $27,000, which is $311,000 less than the actual increase. Absent exchange rate impact, cost of professional services increased primarily due to increased headcount, which increased salaries and related expenses as well as common expense allocation, resulting in a combined increase of approximately $708,000 offset by decreases in travel and travel related expenses of $258,000 and expenses relating to third-party professional service expenses of $233,000 as a result of the professional service realignment.

Average employee count in our professional service operations was 239 during the third quarter of 2011 compared to 183 during the third quarter of 2010, which was partially due to the addition of 20 employees from the Q-go acquisition. Although headcount has grown, we have reduced the size of our professional services organization to meet the decline in demand for professional service work during the second and third quarters of 2011 and have engaged more with partners and other third-party contractors. As a percent of the associated revenue, professional services costs were 89% in the three months ended September 30, 2011, compared to 84% in the three months ended September 30, 2010. The increase in the professional service costs as a percentage of the associated revenue was primarily due to increased headcount and related expenses and unfavorable foreign currency exchange rate impact. Employee training, customer scheduling requirements, and use of third-party resources can also cause fluctuation in professional service costs as a percentage of revenue.

For the nine months ended September 30, 2011, cost of professional services increased $4.4 million, or 19%, from the comparable 2010 period. If the weighted-average currency exchange rates in the nine months ended September 30, 2011 had remained constant with the nine months ended September 30, 2010, cost of professional services in the nine months ended September 30, 2011 would have increased $3.3 million, which is $1.1 million less than the actual increase. In other words, the change in weighted-average exchange rates between the nine months ended September 30, 2010 and the nine months ended September 30, 2011 increased these total expenses by approximately $1.1 million. Absent exchange rate impact, the increase in the professional service costs from the comparable 2010 period was primarily due to increased headcount, which increased salaries and related expenses as well as common expense allocation resulting in a combined increase of approximately $4.2 million, including employee incentives and one-time severance payments as a result of staff realignment.

Operating Expenses

	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2010	2011	Percent Change	2010	2011	Percent Change
Sales and marketing	$20,006	$24,685	23%	$57,507	$72,148	25%
Research and development	5,160	5,143	—	15,089	16,320	8
General and administrative	4,975	5,986	20	13,598	18,534	36

Total operating expenses	$30,141	$35,814	19%	$86,194	$107,002	24%

Sales and Marketing Expenses

Sales and marketing expenses were $24.7 million in the third quarter of 2011, an increase of $4.7 million, or 23%, over sales and marketing expenses of $20.0 million in the third quarter of 2010. If weighted-average currency exchange rates in the third quarter of 2011 had remained constant with weighted-average currency exchange rates in the third quarter of 2010, sales and marketing expenses in the quarter ended September 30, 2011 would have increased approximately $4.2 million, which is $469,000 less than the actual increase. Absent exchange rate impact, the increase was due primarily to an increase in average employee count in our sales and marketing organization to 335 during the third quarter of 2011 from 292 during the third quarter of 2010. The personnel additions combined with annual merit increases, commission and bonus expenses and common expense allocation increased sales and marketing expenses by approximately $3.4 million. Additionally, travel related expenses increased $429,000 in the quarter ended September 30, 2011 over the quarter ended September 30, 2010 as we continued to focus on increasing sales and brand awareness.

Sales and marketing expenses were $72.1 million for the nine months ended September 30, 2011, an increase of $14.6 million, or 25%, over sales and marketing expense of $57.5 million for the nine months ended September 30, 2010. If weighted-average currency exchange rates in the nine months ended September 30, 2011 had remained constant with the weighted-average currency exchange rates in the nine months ended September 30, 2010, sales and marketing expenses during the first nine months in 2011 would have increased by approximately $13.2 million, which is $1.4 million less than the actual increase. Absent exchange rate impact, the sales and marketing expenses increase was primarily due to personnel additions combined with annual merit increases, commission and bonus expenses and common expense allocation increasing by $9.3 million and stock based compensation expense increasing by $1.8 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Additionally, travel related expenses increased approximately $1.3 million and marketing related efforts increased approximately $522,000 as we continued to focus on increasing sales and brand awareness during the nine months ended September 30, 2011 over the nine months ended September 30, 2010.

Under subscription arrangements, we defer the related sales incentive costs and expense them in proportion to the revenue recognized. Under license arrangements, we expense sales incentives when earned, which is typically upon contract signing. Net sales incentive expense was $5.0 million and $4.6 million for the three months ended September 30, 2011 and September 30, 2010, respectively. Net sales incentive expense was $13.7 million and 12.8 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Our deferred commissions were $10.2 million and $11.2 million at December 31, 2010 and September 30, 2011, respectively.

Research and Development Expenses

Research and development expenses were $5.1 million and $5.2 million in the three months ended September 30, 2011 and September 30, 2010, respectively. The decrease was primarily due to an increase in capitalized cost of internally developed computer software of $681,000 over the same period last year and a decrease in third-party professional services work of $237,000 primarily related to a decrease in language translation services. These decreases were offset by an increase in salaries and related expenses of $535,000 and common expense allocation of $313,000 due to growth in headcount. The capitalized costs of internally developed computer software are included in intangible assets, net on our Condensed Consolidated Balance Sheets and are amortized to cost of recurring revenue on our Condensed Consolidated Statements of Operations. Average employee count in our research and development organization was 224 during the third quarter of 2011 compared to 180 during the third quarter of 2010, which was primarily due to the addition of headcount to enhance and expand RightNow CXTM, including the addition of 22 employees from our first quarter 2011 acquisition of Q-go.

Research and development expenses for the nine months ended September 30, 2011 increased $1.2 million, or 8%, over the comparable 2010 period primarily due to an increase in salaries and related expenses of $1.8 million and common expense allocation of $1.0 million due to growth in headcount pertaining to enhancing and expanding RightNow CXTM. The increase in these costs was offset by a $1.4 million increase in capitalized cost of internally developed computer software over the same period of 2010.

General and Administrative Expenses

General and administrative expenses were $6.0 million in the third quarter of 2011, an increase of $1.0 million, or 20%, over the third quarter of 2010, primarily due to growth in headcount and annual salary and incentive increases, which increased salaries and related expenses by $332,000 and increased common expense allocation by $191,000. Additionally, legal costs increased $249,000 and accounting and payroll services increased $164,000. Average employees in our general and administrative organization were 109 during the third quarter of 2011 compared to 97 during the third quarter of 2010.

General and administrative expenses for the nine months ended September 30, 2011 were $18.5 million, an increase of $4.9 million, or 36%, over the comparable period in 2010, which was primarily due to growth in headcount and annual salary and incentive increases, which increased salaries and related expenses by $1.3 million, increased stock based compensation expense by $1.5 million and increased common expense allocation by $546,000. Additionally, legal costs increased $557,000, accounting and payroll services increased $439,000 and acquisition costs increased $415,000 related to the Q-go acquisition during the first quarter of 2011.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three months ended September 30, 2011 was $3.9 million compared to $2.2 million for the three months ended September 30, 2010. The increase in stock-based compensation expense was primarily due to an increase in the number of awards granted and an increase in the underlying stock price during the third quarter of 2011 over the third quarter of 2010. Stock-based compensation was $10.6 million for the nine months ended September 30, 2011 as compared to $5.7 million for the nine months ended September 30, 2010. Stock-based compensation was higher for the nine months ended September 30, 2011 primarily due to an increase in the number of awards granted and an increase in the underlying stock price during the first nine months of 2011 over the first nine months of 2010. Additionally, a portion of overachievement of employee bonuses was recorded to stock-based compensation expense during the second quarter of 2011 and was paid in stock issued during the third quarter of 2011. Stock-based compensation expense varies from period-to-period because of the number of option shares that are expected to vest, forfeiture rates, and changes in our underlying stock price and valuation assumptions.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2010	2011	Percent Change	2010	2011	Percent Change
Interest income	$111	$165	49%	$425	$616	45%
Interest expense	—	(1,099)	—	—	(3,296)	—
Other income (expense), net	343	(319)	193	231	1,079	367

Total interest and other income, net	$454	$(1,253)	(376)%	$656	$(1,601)	(344)%

Interest income increased 49% and 45% in the three and nine months ended September 30, 2011, respectively, due to increased cash balances available to invest. Our investment portfolio consists primarily of short-term investment-grade interest-bearing government securities and corporate debt instruments.

Interest expense increased $1.1 million and $3.3 million in the three and nine months ended September 30, 2011, respectively, due to interest expense on our convertible senior notes that were issued in November 2010. The notes bear interest at a rate of 2.50% per annum, are payable semi-annually, and mature on November 15, 2030, unless earlier redeemed, repurchased or converted. Please refer to Note 6 in our Notes to Condensed Consolidated Financial Statements for further discussion.

The change in other income (expense), net during the third quarter of 2011 from the third quarter of 2010 resulted in a net expense increase of $662,000 primarily due to an increase in unrealized exchange loss of $392,000 and the amortization of debt issuance costs of $253,000 third quarter of 2011.

The change in other income (expense), net during the first nine months of 2011 from the first nine months of 2010 resulted in a net income increase of $848,000 primarily due to our purchases of Euros in advance of closing the acquisition of Q-go. As a result of appreciation of the Euro, we realized a foreign currency gain of $1.8 million, which was partially offset by amortization of debt issuance costs of $761,000 during the first nine months of 2011. Please refer to Note 13 in our Notes to Condensed Consolidated Financial Statements for further discussion related to the acquisition of Q-go and associated foreign currency gain.

Provision for Income Taxes

The provision for income taxes of $1.4 million and $1.5 million in the three and nine months ended September 30, 2011, respectively, consists primarily of tax expense resulting from federal taxes, foreign tax withholdings and various state income taxes. Our effective tax rate without period specific items differs from the federal statutory rate primarily due to state and foreign taxes, research and development tax credits, foreign rate differentials, and non-deductible meal and entertainment expenses. Excess stock option deductions are expected to reduce federal and state taxes payable such that we do not have significant income taxes payable at September 30, 2011. We expect our full year 2011 effective income tax rate will closely approximate the combined U.S. federal and state blended statutory rate, but this will depend on a number of factors, such as the amount and mix of stock-based compensation expense to be recorded under Topic 718, the level of business in state and foreign tax jurisdictions, management’s expectation of the realization of deferred tax assets and the associated valuation allowance, and other factors.

Liquidity and Capital Resources

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2010	2011	Percent Change	2010	2011	Percent Change
Cash, cash equivalents and short-term investments	$109,015	$241,451	121%	$109,015	$241,451	121%
Cash provided by operating activities	5,973	11,307	90%	13,498	21,226	57%

We have historically funded our operations with cash from operations, equity and convertible debt financings and debt borrowings. At September 30, 2011, cash, cash equivalents, and short-term investments totaled $241.5 million. In addition to our cash and short-term investments, other sources of liquidity at September 30, 2011 included a $3.0 million bank line of credit facility, under which there have been no borrowings.

Operating activities provided $11.3 million and $21.2 million of cash during the three and nine months ended September 30, 2011, respectively, as compared to $6.0 million and $13.5 million of cash during the three and nine months ended September 30, 2010. Cash flow from operations can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period, and customer payment preferences and patterns. Deferred revenue is not recorded for subscriptions with periodic billing terms until the invoices are issued. A change in the billing practice resulting in delayed payment or billing terms could have a material adverse effect on cash provided from operating activities and growth in deferred revenue.

The allowance for uncollectible accounts receivable represented approximately 4% of current accounts receivable at September 30, 2011 and 5% of current accounts receivable at December 31, 2010. Accounts receivable written off in the third quarter of 2011 were comparable to the accounts receivable written off in the fourth quarter of 2010. As of September 30, 2011, we experienced an improvement in our aged receivables as compared to December 31, 2010. We regularly assess the adequacy of the allowance for doubtful accounts. Actual write-offs could exceed our estimates and materially adversely affect operating cash flows in the future.

Investing activities used $3.3 million and $84.7 million in the three and nine months ended September 30, 2011, respectively. Third quarter 2011 investing activities consisted primarily of $2.5 million of purchased capital expenditures and $1.8 million of capitalized cost of internally developed computer software to be sold as a service offset by a $971,000 net change in short-term investments. Capital asset additions consisted primarily of equipment acquisitions for employee growth and our hosting operations and purchases related to leasehold improvements. During the nine months ended September 30, 2011, investing activities consisted primarily of $38.3 million of net purchases of short-term investments, $33.8 million of business acquisition costs related to the acquisition of Q-go, $7.6 million of purchased capital expenditures and $4.9 million of capitalized cost of internally developed computer software to be sold as a service.

Financing activities used $20.6 million and $12.0 million in the three and nine months ended September 30, 2011, respectively. Third quarter 2011 financing activities consisted primarily of $25.9 million of common stock repurchases under our stock repurchase program offset by $4.4 million in cash generated from exercises of common stock options issued under our employee equity incentive plan. During the nine months ended September 30, 2011, financing activities consisted primarily of $25.9 million of common stock repurchases under our stock repurchase program offset by $12.8 million in cash generated from exercises of common stock options issued under our employee equity incentive plan and tax benefits related to stock-based compensation of $1.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations or commitments since December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuation due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Euro and Yen, because our contracts are frequently denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the quarters ended September 30, 2011 or September 30, 2010.

During the three and nine months ended September 30, 2011, foreign currency fluctuations had a significant impact on our financial results on a constant currency basis, when comparing the weighted-average exchange rates during the three and nine months ended September 30, 2010 to the weighted-average exchange rates during the three and nine months ended September 30, 2011.

When compared to the three months ended September 30, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the three months ended September 30, 2011 relative to the Australian dollar, British pound, Euro and Yen. The change in weighted-average currency exchange rates between the three months ended September 30, 2010 and 2011 had a favorable impact to revenue of $1.5 million. Additionally, the increase in deferred revenue when comparing the change in period-end weighted-average currency exchange rates between the year ended December 31, 2010 and quarter ended September 30, 2011 was insignificant. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to partially offset the revenue impact. These expenses in the three months ended September 30, 2011 had an unfavorable impact of approximately $918,000 when comparing the change in weighted-average currency exchange rates between the three months ended September 30, 2010 and 2011.

When compared to the nine months ended September 30, 2010, our revenue was favorably impacted, and our cost of revenue and operating expenses were unfavorably impacted, by the relative strength of the U.S. dollar in the quarter ended September 30, 2011 relative to the Australian dollar, British pound, Euro and Yen. The change in weighted-average currency exchange rates between the nine months ended September 30, 2010 and 2011 had a favorable impact to revenue of $4.6 million. Expenses associated with international revenue are generally paid in local currency, which generally provides a natural hedge to partially offset the revenue impact. These expenses in the nine months ended September 30, 2011 had an unfavorable impact of approximately $2.9 million when comparing the change in weighted-average currency exchange rates between the nine months ended September 30, 2010 and 2011.

Interest Rate Sensitivity

Our investments consist of short-term, interest-bearing securities, which are subject to credit and interest rate risk. Our portfolio is investment-grade and diversified among issuers and security types to reduce credit risk. We manage our interest rate risk by maintaining a large portion of our investment portfolio in instruments with short maturities or frequent interest rate resets. We also manage interest rate risk by maintaining sufficient cash and cash equivalents such that we are able to hold investments until maturity. If market interest rates were to increase by 100 basis points from the level at September 30, 2011, the fair value of our portfolio would decline by approximately $807,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

On October 25, 2011, and November 1, 2011, two purported shareholders of RightNow filed putative class action lawsuits in the Court of Chancery in the State of Delaware (Israni v. RightNow Technologies, Inc. et al; and Coyne v. RightNow Technologies, Inc. et al) naming RightNow and its directors, as well as Oracle Corporation, OC Acquisition LLC and Rhea Acquisition Corporation as defendants. The lawsuits concern Oracle’s and Rhea’s proposed acquisition of the RightNow. The complaints allege that RightNow’s directors breached their fiduciary duties by allegedly failing to take steps to maximize the value of RightNow to its shareholders, and that Oracle and Rhea Acquisition allegedly aided and abetted in this breach. The complaints seek various equitable reliefs, including an injunction preventing the proposed acquisition, rescission in the event the acquisition is consummated, and an award of any demands resulting from the alleged breaches of fiduciary duty. We intend to defend these cases vigorously. There can be no assurance, however, that we will be successful in our defense of these actions. It is not known when or on what basis the actions will be resolved.

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

The announcement and pendency of our agreement to be acquired by Oracle could adversely affect our business.

On October 23, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OC Acquisition LLC (“Parent”), a Delaware limited liability company and wholly-owned subsidiary of Oracle Corporation (“Oracle”), and Rhea Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into us (the “Merger”) with RightNow Technologies, Inc. surviving as an indirect wholly-owned subsidiary of Oracle. Subject to the terms of the Merger Agreement, which has been unanimously approved by our board of directors, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $43.00 in cash, without interest. The Merger is conditioned upon, among other things, stockholder approval of the transaction, certain regulatory approvals and other customary closing conditions. We will continue to operate as a separate entity until the transaction closes. The announcement and pendency of the Merger, or any significant delay in the consummation of the Merger, could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have a material adverse effect on our business, financial results and operations.

The failure to complete the Merger could materially adversely affect our business.

There is no assurance that our acquisition by Parent or any other transaction will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $59.7 million (the “Termination Fee”) if the Merger Agreement is terminated under certain circumstances, including if we accept a superior acquisition proposal, and, under certain other limited circumstances, we may be required to pay Parent a separate fee of $18.3 million, which would be credited against the Termination Fee. The payment of a Termination Fee may have a material adverse impact on our financial condition. We may also be required to reimburse Parent for up to $5.0 million of its out-of-pocket expenses in connection with the transaction. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

Pending litigation against us could result in an injunction preventing the completion of the Merger or a judgment resulting in the payment of damages in the event the Merger is completed.

We are aware of two purported class action lawsuits that plaintiffs have filed against us, each member of our board of directors, Oracle Corporation, OC Acquisition LLC and Rhea Acquisition Corporation, in connection with the Merger. The complaints seek various equitable reliefs, including an injunction preventing the proposed acquisition, rescission in the event the acquisition is consummated, and an award of damages. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of our directors and officers. Plaintiffs may also file additional lawsuits against us, Oracle, and/or our directors and officers in connection with the Merger.

We have significant international sales and are subject to risks associated with operating in international markets including the risk of foreign currency exchange rate fluctuations.

International sales comprised 31% and 35% of our revenue for the quarters ended September 30, 2010 and 2011, respectively. We intend to continue to pursue and expand our international business activities. Adverse political and economic conditions could make it difficult for us to increase our international sales or to operate abroad. International operations are subject to many inherent risks, including:

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

We had an accumulated deficit of $26.8 million as of September 30, 2011. We expect to continue to incur significant sales and marketing, professional services, research and development and general and administrative expenses as we expand our operations and, as a result, we will need to generate significant revenue to sustain or increase profitability. We may not be able to continue to improve our operating results at the rate that has occurred in the past or at all. Even though we were profitable during the nine months ended September 30, 2011, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future, which may cause the price of our stock to decline.

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

•	CRM systems that are developed and maintained internally by businesses;

•	CRM products or services that are developed, or bundled with other products or services, and installed on a client’s premises by software vendors;

•	outsourced contact center providers that bundle solutions and agent labor in their service offerings;

•	new companies entering the CRM software market, the on-demand applications market and the on-demand CRM market, or expanding from any one of these markets to the others;

•	voice system integrators and voice-enabled IVR technology providers; and

•	social CRM providers, such as Lithium and other niche social CRM providers.

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

As of September 30, 2011, over 98% of our clients were using our hosting services for deployment of our software applications. We generally provide our hosting services for our applications through computer hardware that we own or lease and that is currently located in third-party web hosting co-location facilities maintained and operated in California, Illinois, New Jersey, the Netherlands and England. Some of our Canadian customers are hosted on equipment that is owned and operated by a Canadian partner, and some of our U.S. Department of Defense customers are hosted on equipment that is owned by the Defense Information Services Agency. With our recent acquisition of Q-go we also have the use of a data center in the Netherlands through a managed service contract, using equipment that is leased from a third party. In addition, our voice applications for several international customers are hosted by third parties who also own and operate the hardware on which our applications reside. We do not maintain long-term supply contracts with any of our hosting providers, and providers do not guarantee that our clients’ access to hosted solutions will be uninterrupted, error-free or secure. Our operations depend on our providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and other events. Our back-up computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring simultaneously at all hosting facilities. In the event that our hosting facility arrangements were terminated, or there was a lapse of service or accidental or willful damage to such facilities, we could experience lengthy interruptions in our hosting service as well as delays and/or additional expense in arranging new facilities and services. Any or all of these events could cause our clients to lose access to their important data. In addition, the failure by our third-party hosting facilities to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

The market for on-demand application services is not as mature as the market for traditional on-premise enterprise software, and it is uncertain whether these application services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand application services in general and for on-demand RightNow CX™ applications in particular. The willingness of companies to increase their use of any on-demand application services is in part dependent on the actual and perceived reliability of hosted solutions. These perceptions may differ among countries and between industries. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. Widespread market acceptance of our on-demand software solutions is critical to the success of our business. Other factors that may affect the market acceptance of our solutions include:

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

On August 8 and August 31, 2011, our Board of Directors authorized increases of $15 million and $25 million, respectively (for a total of $65 million), to our common stock repurchase program. The stock repurchase program was initially authorized for $10 million, as announced on July 28, 2010 and subsequently increased by $15 million, as announced on November 17, 2010. The additional increases will stay in place until August 2013. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice and we do not intend to make any further repurchases during the pendency of the Merger. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of September 30, 2011, a total of $40.0 million has been repurchased, leaving $25.0 million remaining available to be repurchased pursuant to this program.

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

At September 30, 2011, Greg Gianforte, our founder and Chief Executive Officer, and his spouse, Susan Gianforte, have voting power over approximately 16% of our outstanding common stock and, together with other executive officers and directors, have voting power over approximately 19% of our outstanding common stock. In addition, none of the shares of common stock over which Mr. Gianforte and Mrs. Gianforte have voting power are subject to vesting restrictions. As a result, Mr. Gianforte and Mrs. Gianforte, acting together with some of our other officers, directors and other members of senior management, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control of RightNow, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of RightNow and might reduce the market price of our common stock.

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

(c) Purchases of Equity Securities.

On August 8 and August 31, 2011, the Board of Directors authorized increases of $15 million and $25 million, respectively, (for a total of $65 million) to our common stock repurchase program. The stock repurchase program was initially authorized for $10 million, as announced on July 28, 2010 and subsequently increased by $15 million, as announced on November 17, 2010. The additional increases will stay in place until August 2013. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, and/or in accelerated share repurchase programs, in accordance with Rule 10b-18 of the Securities and Exchange Commission.

During the third quarter ended September 30, 2011, we repurchased 912,784 shares of common stock under this program. As of September 30, 2011, a total of $40.0 million has been repurchased, leaving $25.0 million remaining available to be repurchased pursuant to this program. We cannot assure any further repurchases will be made under this program and we do not intend to make any further repurchases during the pendency of the Merger. If any repurchases are made, we cannot assure as to the amount or frequency of repurchases we may make under this program.

The table below summarizes the current quarter repurchase history under the share repurchase program (in thousands, except average price paid per share):

	Total Number of Shares	Total Number of Shares	Total Number of Shares	Total Number of Shares
Third Quarter 2011	Total Number of Shares Purchased	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that may Yet be Purchased Under the Repurchase Program
July 1-31	115	$29.05	115	$7,506
August 1-31	797	28.22	797	25,004
September 1-30	1	29.48	1	24,992

Total Third Quarter 2011	913	$28.32	913

In addition to the shares repurchased under the share repurchase program, we withheld 10,742 shares of restricted stock to pay for employee taxes due upon vesting of the restricted stock units during the quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits

The exhibits listed below are part of this Form 10-Q, unless otherwise indicated.

Exhibit 2.1	Agreement and Plan of Merger dated as of October 24, 2011, by and among RightNow Technologies, Inc., OC Acquisition LLC and Rhea Acquisition Corporation (1)

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant. (3)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 99.1	Form of Voting Agreement and schedule of signatories thereto. (4)

Exhibit 101	The following materials from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2011, filed with the SEC on November 4, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements. (5)

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on October 24, 2011.

(2)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-118515) filed with the Securities and Exchange Commission on August 24, 2004.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on January 25, 2006.

(4)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 000-31321) filed with the Securities and Exchange Commission on October 24, 2011.

(5)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2011

RightNow Technologies, Inc.
(Registrant)

By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer,
Senior Vice President, and Treasurer
(Principal Financial and Accounting Officer)